Form 10-K
period 1997-09-30
GST USA INC
filed 1998-01-08
CIK 1010605

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 1997

/  /     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _________to______________

                       Commission file number 333-33601-02

                                  GST USA, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                  83-0310464
 ---------------------------------------      ----------------------------------
      (State or other jurisdiction of             (IRS Employer Identification
       incorporation or organization                         Number)

                  4001 Main Street, Vancouver, Washington 98663
--------------------------------------------------------------------------------
             (Address of Principal Executive Offices)     (Zip Code)

       Registrant's telephone number, including area code: (360) 906-7100

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

  THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A)
      AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE
                 REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: At January 7, 1998, there were outstanding 10 shares of the Registrant's common stock, no par value per share.

ITEM 1.   BUSINESS

OVERVIEW

         GST USA, Inc. ("GST USA") is a wholly-owned subsidiary of GST Telecommunications, Inc. ("GST"). GST USA was formed to hold the capital stock of the consolidated operating subsidiaries of GST. In December 1995, GST USA issued its 137/8% Senior Discount Notes due 2005 (the "Senior Notes"), which are unconditionally guaranteed by GST (the "Guarantee") and GST issued its 137/8% Convertible Senior Subordinated Notes due 2005 (the "Convertible Notes" and together with the Senior Notes, the "1995 Notes") which are unconditionally guaranteed by GST USA (the "Convertible Notes Guarantee") in a private placement (the "1995 Notes Offering"). In May 1996, GST USA consummated an exchange offer for the Senior Notes. The net proceeds of the 1995 Notes Offering were used to fund capital expenditures and for working capital.

         GST USA also purchases equipment from its wholly-owned subsidiary, GST Equipment Funding, Inc. ("GST Funding") and leases such equipment to the operating subsidiaries of GST and GST USA. GST USA is obligated to assume the 13 1/4% Senior Secured Notes due 2007 of GST Funding (the "Secured Notes") as soon as GST USA is permitted to do so pursuant to the terms of the indenture relating to the Senior Notes. At such time GST is obligated to guarantee the Secured Notes. GST Funding issued the Secured Notes in a private placement in May 1997 (the "Secured Notes Offering"). Of the $255.8 million of net proceeds from the Secured Notes Offering, as of September 30, 1997 approximately $93.8 million was used to purchase securities pledged to fund the first six interest payments on the Secured Notes and approximately $91.3 million was used to purchase telecommunications equipment ($41.5 million of which was used to refinance intercompany indebtedness).

         GST provides a broad range of integrated telecommunications products and services, primarily to business customers located in the western continental United States and Hawaii. As a facilities-based competitive local exchange carrier, GST operates state-of-the-art, digital telecommunications networks that represent an alternative to incumbent local exchange carriers. GST's full line of products, which offer a "one-stop" solution to customers' telecommunications services requirements, include long distance, Internet, data transmission and private line services, and local dial tone services, which were recently introduced.

         GST's digital networks currently serve 39 markets in Arizona, California, Hawaii, Idaho, New Mexico, Texas and Washington. In addition, GST has networks under construction which, when completed, will serve three additional markets and expand its regional footprint to Oregon. GST also constructs, markets and manages longhaul fiber optic facilities, principally in Arizona, California and Hawaii. GST's longhaul fiber optic facilities currently extend approximately 600 route miles and an additional 1,100 route miles are expected to become operational over the next 12 months.

ITEM 2.  PROPERTIES.

         GST USA neither owns nor leases material physical properties.

ITEM 3.  LEGAL PROCEEDINGS.

         On August 24, 1995, Aerotel, Ltd. and Aerotel U.S.A., Inc. (collectively, "Aerotel") commenced an action against NACT Telecommunications, Inc. ("NACT") and a customer of NACT in the United States District Court, Southern District of New York, alleging that telephone systems manufactured and sold by

NACT incorporating prepaid debit card features infringe upon Aerotel's patent which was issued in November 1987 (the "Aerotel Patent"). The initial complaint further alleged defamation and unfair competition as a result of a Special Report disseminated by NACT to its customers and tortious interference with prospective business relations, alleging that NACT induced third parties to abandon licensing negotiations with Aerotel. Aerotel sought injunctive relief, damages in an unspecified amount, damages of up to three times the damages found for willful infringement of the Aerotel Patent and an order requiring NACT to publish a written apology to Aerotel. NACT filed an answer and Counterclaim in which it denied infringement of the Aerotel Patent and sought judgment that the Aerotel Patent is invalid and unenforceable and that Aerotel has misused its patent in violation of antitrust laws. NACT also denied that it had committed defamation, unfair competition or tortious interference with prospective business relations. On May 3, 1996, NACT served its motion for summary judgment. The Court has indicated it will deny such motion, although the actual ruling has not yet been received. In August 1997, Aerotel amended its complaint to include as defendants GST and GST USA as well as Kyle Love, the former President of NACT and Dr. Thomas E. Sawyer, a director of GST and NACT and the former Chairman and Chief Executive Officer of NACT. The amended pleadings seek in excess of $18.7 million in damages and allege that GST and GST USA have infringed the Aerotel patent, aided and abetted infringement by others, including NACT, and participated in, and aided and abetted, alleged tortious conduct by NACT. GST, GST USA, Dr. Sawyer and Mr. Love have served answers denying all material allegations and intend to defend vigorously. Pretrial discovery has commenced and is scheduled to be completed in 1998. The case is not expected to be tried until late 1998 at the earliest. NACT's patent counsel believes that NACT has valid defenses to the Aerotel claims. If upheld, these defenses would also be valid for all defendants. An unfavorable decision in this action could have a material adverse effect on GST USA and GST.

         On July 5, 1994, the Tucson City Council (the "Council") awarded GST Tucson Lightwave, Inc. ("GST Tucson") a non-exclusive fiber optic communication license that permits GST Tucson, for a period of 25 years, to conduct, maintain and operate in and across designated portions of city-owned rights-of-way. On June 12, 1995, the Council approved the City of Tucson Competitive Telecommunications Code (the "Tucson Code"), which was subsequently amended on July 10, 1995. The Tucson Code now provides, among other things, (i) that the City of Tucson grant licenses for a period of 15 years, (ii) for an increase from 2% to 5 1/2% of gross revenues to be paid by licensees and (iii) for cancellation of a license in certain events. The Council subsequently refused to permit GST Tucson to modify the route plans previously approved in order to construct connections between its customers and the network, asserting that GST Tucson's existing license does not permit such action and requiring GST Tucson to receive an amended license under the Tucson Code to modify its route plans. After trying to negotiate a settlement with the City of Tucson with respect to its license, GST Tucson commenced an action in the Superior Court of Arizona, County of Pima, against the City of Tucson. The Court ruled in favor of the City that the City Engineer does not have the authority to grant modifications from the route map, that such route modifications must be approved by the Council and that the City could condition GST Tucson's application for a franchise for intrastate service on a relinquishment of GST Tucson's existing license. GST Tucson appealed the Superior Court's rulings and subsequently filed a petition for review in the Arizona Supreme Court. On May 13, 1996, GST Tucson instituted an action in the United States District Court for the District of Arizona against the City of Tucson seeking a declaratory judgment and injunctive relief arising out of the City of Tucson's failure to manage its public rights-of-way in a competitively neutral and nondiscriminatory manner in violation of the Telecommunications Act of 1996 (the "Telecommunications Act"). The Court dismissed GST Tucson's action. GST Tucson filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit on January 16, 1997. On August 5, 1997, the Tucson City Council approved a settlement agreement that resolves the Superior Court action. Under the terms of the settlement agreement, GST Tucson has agreed to pay the City the annual license fee called for by the Tucson Code that amounts to 5 1/2% of gross revenues, and the City has permitted GST Tucson to modify its current route map and to serve customers throughout the City limits. While dismissing the pending state court appeal, the parties agreed to allow the United States Court of Appeals for the Ninth Circuit to decide the pending legal issue relating to whether companies like GST Tucson enjoy a private right of action to assert right-of-way claims under Section 253(c) of the Telecommunications Act in the United States District Courts.

         On or about February 25, 1997, U S WEST Communications, Inc. ("U S WEST") filed a declaratory judgment action against members of the Arizona Corporation Commission (the "ACC"), the ACC, ACSI, Brooks Fiber Properties Inc. ("Brooks") and GST in the United States District Court in Arizona. GST understands that one or more substantially similar lawsuits have been filed against other CLECs, including MFS Communications Company, Inc. ("MFS"), Sprint Corporation ("Sprint"), MCI Communications Corporation ("MCI") and AT&T Corp ("AT&T"). U S WEST alleges that the ACC has entered into an interconnection order that unlawfully requires U S WEST to resell services below cost, imposes resale restrictions and denies U S WEST recovery for construction and implementation costs, unlawfully treats the cost recovery of access revenues for interim number portability, requires U S WEST to obtain additional rights of way or build additional facilities solely to provide access to GST, and amounts to a taking of U S WEST's property without just compensation. U S WEST seeks a declaratory judgment stating that the ACC has violated the Telecommunications Act and that the ACC has taken U S WEST's property without providing just compensation. U S WEST also seeks an injunction prohibiting all defendants, including GST, from taking any action to enforce any of the order's allegedly unlawful provisions. GST's time to answer or move against the complaint has been extended indefinitely by U S WEST, pending a decision with respect to a motion filed by MFS to dismiss the complaint. Should U S WEST prevail in its suit, it could have an adverse impact on GST's operations in Arizona.

         On or about April 8, 1997, U S WEST filed a state court proceeding against the ACC, individual members of the ACC, and GST Net (AZ), Inc. ("GST Net
(AZ)") which holds a Certificate of Convenience and Necessity ("CCN") to provide local exchange service in Arizona. In its complaint appealing the ACC's February 6, 1997 decision and order granting GST Net (AZ) its CCN, U S WEST alleges that the ACC's action violates certain requirements of the Arizona Constitution relating to rate of return regulation, carrier of last resort obligations, and equal protection. The appeal seeks to subject GST Net (AZ) and U S WEST to identical forms of regulation, treating both carriers as either traditional monopoly carriers or as co-equal competitive companies. GST Net (AZ) answered U S WEST's complaint on August 6, 1997, alleging, among other things, that U S WEST's complaint is preempted by the Telecommunications Act. Should U S WEST prevail in its appeal, it could have an adverse impact on GST's operations in Arizona; however, the magnitude thereof is uncertain at this time.

         GST USA is not a party to any other material legal proceedings, nor, to the knowledge of GST USA, are any material legal proceedings threatened against GST USA. GST USA's subsidiaries are a party to various proceedings before the public utilities commissions of the states in which they provide or propose to provide telecommunications services. These proceedings typically relate to licensure of such subsidiaries or others and to the regulation of the provision of telecommunications service.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not required.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY

         AND RELATED STOCKHOLDER MATTERS          .

         There is no established public trading market for GST USA's common equity. All of the issued and outstanding shares of such common equity are owned by GST.

ITEM 6.  SELECTED FINANCIAL DATA.
         Not required.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following management's discussion and analysis of financial condition and results of operations contains forward looking statements that involve risks and uncertainties. GST USA's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors discussed herein.

OVERVIEW

         GST provides a broad range of integrated telecommunications products and services, primarily to business customers located in the western continental United States and Hawaii. GST's digital networks currently serve 39 markets in Arizona, California, Hawaii, Idaho, New Mexico, Texas and Washington. In addition, GST has networks under construction which, when completed, will serve three additional markets and expand its regional footprint to Oregon. GST also constructs, markets and manages longhaul fiber optic facilities, principally in Arizona, California and Hawaii. GST's longhaul fiber optic facilities currently extend approximately 600 route miles and an additional 1,100 route miles are expected to become operational over the next 12 months. GST's full line of products, which offer a "one-stop" solution to customers' telecommunications services requirements, include long distance, Internet, data transmission, and private line services, and local dial tone services, which were recently introduced.

         GST has invested significant capital and effort in developing its telecommunications business. This capital has been invested in the development of GST's networks and longhaul fiber optic facilities, for the hiring and development of an experienced management team, the development and installation of operating systems, the introduction of services, marketing and sales efforts and for acquisitions. GST expects to make increasing capital expenditures to expand its networks and longhaul fiber optic facilities and broaden its service offerings and may consummate additional acquisitions. Proper management of GST's growth will require GST to maintain quality control over its services and to expand GST's internal management, technical and accounting systems, all of which will require substantial investment.

         GST and GST USA are changing their fiscal year to December 31st in order to align financial reporting with regulatory reporting and to the reporting of others in GST's industry sector. GST will provide to investors audited financial information for the three month transition period ending December 31, 1997 and for the subsequent 12-month periods ending December 31st. As a result of the limited revenues and significant expenses associated with the expansion and development of its networks and services, GST's operating results could vary significantly from period to period.

         LOCAL SERVICES. To facilitate its entry into local services, GST has in service five high capacity digital switches, has installed and is currently testing seven additional high capacity digital switches and is planning to deploy an additional two such switches through early 1998. As demand warrants, GST plans to continue to install switching equipment in its operational networks, in markets where it is constructing networks and in certain other cities where GST will rely on the incumbent local exchange carrier ("ILEC") facilities for transmission. Once a switch is operational, where regulatory conditions permit, GST intends to offer local dial tone, in addition to enhanced services such as ISDN, Centrex, voice mail and other custom calling features.

         GST expects negative EBITDA from its switched services during the 24 to 36 month period after a switch is deployed. For switches operating in conjunction with GST's networks, GST expects operating margins to improve as the network is expanded and larger volumes of traffic are carried on GST's network. For switches operating in cities where GST will rely on ILEC facilities for transmission, GST will experience lower or negative operating margins under current ILEC pricing tariffs. Although under the

Telecommunications Act, the ILECs will be required to unbundle local tariffs, permitting GST to purchase only the origination and termination services it needs, thereby decreasing operating expenses, there can be no assurance that such unbundling will be effected in a timely manner and result in prices favorable to GST.

         LONG DISTANCE SERVICES. GST offers basic and enhanced long distance services, such as toll free, calling card, prepaid calling card and international call back services, targeting primarily business customers purchasing between $200 and $15,000 of services per month as well as resellers and other carriers. As part of its strategy, GST has acquired long distance carriers and intends to continue to pursue acquisitions of long distance carriers in the future. GST purchases long distance capacity under agreements with certain major long distance carriers that provide GST capacity at rates that vary with the monthly traffic generated by GST. GST is obligated to satisfy certain minimum monthly usage requirements of an aggregate of $1.6 million per month as of October 1, 1997, increasing to a maximum of $6.1 million per month over the next three years. If such requirements are not satisfied, GST may be required to pay an underutilization fee in addition to its monthly bill.

         INTERNET SERVICES. GST presently offers Internet-related services in most of its markets, such as dedicated Internet services, Web site development and hosting, provides access and upstream transport for local ISPs, EDI and electronic commerce services and is in the process of developing various Internet software applications. GST also offers dial-up Internet services to customers in Portland (Oregon), Vancouver (Washington), the State of Hawaii and select markets in California and intends to begin offering such services in the Los Angeles, San Francisco and Houston metropolitan areas in 1998. Management believes that these services will become an important component of GST's overall product offerings and intends to continue to expand its Internet access and service business to other markets.

         DATA SERVICES. GST offers national and international frame relay services on its own frame relay network and through interconnection agreements with other data service providers. Under these agreements, GST and such data service providers have agreed to link their data networks and terminate one another's traffic. GST has deployed Cascade Communications frame relay switches in 21 markets in the western United States. Such switches can provide both frame relay and Internet services.

         GST is leveraging its infrastructure and network experience to offer data networking services such as asynchronous transfer mode ("ATM"), high speed LAN connectivity, video conferencing, multimedia networking, frame relay and high capacity access to the Internet. GST has one ATM switch commercially operational in each of Los Angeles and Ontario, California.

         NETWORK OPERATIONS. The development, construction and expansion of GST's networks requires significant capital, a large portion of which is invested before any revenue is generated. GST has experienced, and expects to continue to experience, increasing negative EBITDA and losses while it expands its network operations and builds its customer base. None of GST's existing networks is generating EBITDA. Based on its experience to date and that of its competitors, GST estimates that a new network will generate EBITDA within 30 to 36 months after commencement of commercial operations. Construction periods and operating results will vary from network to network. There can be no assurance that GST will be able to establish a sufficient revenue-generating customer base or achieve EBITDA in any particular market or on a consolidated basis.

         Management estimates that the total costs associated with the purchase and installation of fiber optic cable and high-speed electronic transmission equipment, including capitalized engineering costs, will range from $10.0 million to $25.0 million per network, depending upon the size of the market served and the scope and complexity of the network. Actual costs may vary significantly from this range. The amounts and timing of these expenditures are subject to a variety of factors that may vary significantly by the geographic and demographic characteristics of each market. In addition to capital expenditure requirements, upon commencement of the construction phase of a network, GST begins to incur direct operating costs for such items as salaries and rent. As network construction progresses, GST incurs rights-of-way costs and increased sales and marketing expenses. Certain direct preoperating costs for new networks are capitalized until the network becomes operational and are thereafter expensed as incurred.

         The initial development of a network may take as long as six months, depending upon the size and complexity of the network and a variety of factors, including the time required to obtain rights-of-way and other governmental approvals, such as franchise agreements. Once actual construction commences, it may take from two to six months to complete the initial backbone segment of a network. The time required during the construction phase is significantly influenced by the number of route miles involved, the mix of aerial versus underground fiber deployment, possible delays in receiving fiber optic cable, electronic equipment and required permits and other factors.

         MANUFACTURING. In September 1993, GST purchased a 52% interest in NACT, which produces advanced telecommunications switching platforms with integrated applications software and network telemanagement capabilities. During the thirteen moths ended September 30, 1994 ("Fiscal 1994"), GST acquired in a series of transactions an additional 28% interest in NACT. The aggregate consideration paid for GST's 80% interest in NACT was $5.8 million, consisting of $3.2 million in cash and 451,536 Common Shares of GST, without par value ("Common Shares"). On January 5, 1995, GST purchased the remaining 20% interest in NACT for consideration consisting of $.9 million in cash and notes payable and 504,747 Common Shares (valued at $2.2 million). In the third quarter of the fiscal year ended September 30, 1996 ("Fiscal 1996"), NACT introduced the STX, the first of a new generation of switches. In a public offering (the "NACT Offering"), GST USA and NACT sold one million and two million shares, respectively, of NACT's common stock, resulting in net proceeds to GST USA and NACT of $9.0 million and $18.1 million, respectively. As a result of the NACT Offering, GST USA's interest in NACT has been reduced to approximately 63%. On December 31, 1997, GST and GST USA executed an agreement with World Access, Inc. ("World Access") to sell its remaining interest in NACT for approximately $89.4 million, consisting of cash and common stock of World Access.

         GST USA. The majority of GST's business is performed through GST USA and its subsidiaries, however a portion of the long distance business of GST is performed through direct wholly owned subsidiaries of GST that were not wholly owned by GST USA as of the periods presented below.

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

         REVENUES. Total revenue for the fiscal year ended September 30, 1997 ("Fiscal 1997") increased $28.8 million, or 76.4%, to $66.5 million from $37.7 million for Fiscal 1996. Telecommunications services revenue for Fiscal 1997 increased $16.4 million, or 58.3%, to $44.6 million from $28.2 million for Fiscal 1996. The increase in telecommunications services revenue primarily from increased CLEC service revenue generated by GST USA's networks. To a lesser extent, the increase in telecommunications services revenue resulted from increased Internet, shared tenant and data services. Product revenue for Fiscal 1997 increased $12.4 million, or 129.6%, to $22.0 million from $9.6 million for Fiscal 1996. The increase in product revenue resulted from the introduction in April 1996 of NACT's STX switch and subsequent increased unit sales.

         OPERATING EXPENSES. Total operating expenses for Fiscal 1997 increased $60.5 million, or 78.0%, to $138.1 million from $77.6 million for Fiscal 1996. Network expenses, which include direct local and long distance circuit costs, increased $18.8 million, or 75.3%, to $43.7 million for Fiscal 1997 compared to $25.0 million for Fiscal 1996. Facilities administration and maintenance expenses (consisting primarily of costs related to personnel providing maintenance, monitoring and technical assistance for GST USA's networks) for Fiscal 1997 increased $1.2 million, or 11.4%, to $11.5 million, or 25.8% of telecommunications services revenue, compared to $10.3 million, or 36.7% of telecommunications services revenue, for Fiscal 1996. These expenses increased primarily as a result of the continuing rollout of the local service at GST USA's network locations.

         Cost of product revenue, which are costs associated with product revenue of NACT, increased $3.1 million, or 79.7%, to $7.1 million for Fiscal 1997 from $4.0 million for Fiscal 1996. Cost of product revenue was 32.5% of product revenue for Fiscal 1997 compared to 41.5% for Fiscal 1996. The decrease in cost of product revenue as a percentage of product revenue resulted from economies of scale related to increased unit sales of NACT's STX switch. Research and development costs for Fiscal 1997 increased $1.0 million, or 69.3%, to $2.3 million from $1.3 million for Fiscal 1996. The increase was due to the addition of NACT personnel to enhance the current switch product line and to facilitate the development of new switching products and applications.

         Selling, general and administrative expenses for Fiscal 1997 increased $26.5 million, or 90.6%, to $55.8 million from $29.3 million for Fiscal 1996. The increase is due to the expansion of GST USA's CLEC and enhanced services operations and the hiring of a significant number of marketing, management information and sales personnel to implement GST USA's integrated services strategy. Selling, general and administrative expenses were 83.8% of total revenue for Fiscal 1997 compared to 77.6% of total revenue for Fiscal 1996.

         Depreciation and amortization for Fiscal 1997 increased $9.9 million, or 128.1%, to $17.6 million from $7.7 million for Fiscal 1996. The increase was attributable to newly-constructed networks becoming operational. GST USA expects that depreciation will continue to increase as it expands its networks and long haul fiber optic facilities and installs additional switches. Depreciation and amortization was 26.5% of total revenue for Fiscal 1997 compared to 20.5% for Fiscal 1996.

         OTHER EXPENSES/INCOME. For Fiscal 1997, net other expenses increased $6.3 million, or 41.5%, to $21.6 million, or 32.5% of total revenue, from $15.3 million, or 40.5% of total revenue, for Fiscal 1996. Fiscal 1997 net other expenses included a $7.4 million gain recognized on the sale of one million of GST USA's shares of NACT in February 1997. If the gain had been excluded, other expenses for Fiscal 1997 would have increased $13.8 million over Fiscal 1996. Such increase primarily resulted from increased interest expense due to the issuance of the 1995 Notes in December 1995 and the issuance of the Secured Notes in May 1997. GST USA expects that interest expense will increase due to the issuance and sale of the Secured Notes. To a lesser extent, other expenses increased due to income tax expense attributable to income of NACT, which as of March 1, 1997 is no longer consolidated for tax purposes.

FISCAL 1996 COMPARED TO FISCAL 1995

         REVENUES. Total revenues for Fiscal 1996 increased $19.0 million, or 101.9%, to $37.7 million from $18.7 million for the fiscal year ended September 30, 1995 ("Fiscal 1995"). Telecommunications services revenues for Fiscal 1996 increased $17.0 million, or 153.2%, to $28.1 million from $11.1 million for Fiscal 1995. The increase in telecommunications services revenues resulted from the continuing growth of long distance (including revenues associated with Fiscal 1995 and 1996 acquisitions), local, Internet and data services. Acquisitions (primarily the acquisition of International Telemanagement Group, Inc. ("ITG") but also the acquisitions of businesses of Reservations, Inc. d/b/a/ Hawaii On Line ("Hawaii On Line") and Texas-Ohio Communications, Inc. and affiliated companies (collectively, "Texas-Ohio")) accounted for $11.5 million of the increase in such revenues. Telecommunications products revenues for Fiscal 1996 increased $2.0 million, or 26.6%, over Fiscal 1995. The increase in telecommunications products revenues resulted from the introduction by NACT of the STX product line in the third quarter of Fiscal 1996.

         OPERATING EXPENSES. Total operating expenses for Fiscal 1996 increased $48.6 million, or 168.1%, to $77.6 million from $28.9 million for Fiscal 1995. Network expenses, which include direct local and long distance circuit costs, increased $14.9 million to $25.0 million from $10.1 million for Fiscal 1995, due to an expanded customer base and increased usage. As a percentage of telecommunications services revenues, network expenses decreased from 90.9% for Fiscal 1995 to 88.7% for Fiscal 1996. Facilities administration and maintenance expenses for Fiscal 1996 increased $8.2 million to $10.3 million from $2.1 million for Fiscal 1995. As a percentage of telecommunications services revenues, facilities administration and maintenance expenses increased from 18.9% for Fiscal 1995 to 36.7% for Fiscal 1996. The increase related to additional personnel and facility costs required by continuing network expansion, a substantial portion of which are incurred before the realization of revenues.

         Cost of product revenues at NACT for Fiscal 1996 increased $.9 million to $4.0 million from $3.1 million for Fiscal 1995. As a percentage of telecommunications products revenues for Fiscal 1996, cost of product revenues increased nominally as compared to Fiscal 1995 due to initial lower margins resulting from the discontinuance of NACT's former switch product line as it began to offer the new STX to existing customers. Research and development costs increased nominally for Fiscal 1996 relative to Fiscal 1995 as GST USA moved to more rapidly develop an improved billing system product and to maintain ongoing research and development of GST USA's existing hardware and software product lines.

         Selling, general and administrative expenses increased $19.3 million, or 192.4%, to $29.3 million from $10.0 million for Fiscal 1995. The increase was due to the expansion of GST USA's CLEC and enhanced services operations, and to a lesser extent, the acquisitions during Fiscal 1996 of Tri-Star Residential
Communications Corp. ("Tri-Star") and the businesses of Hawaii On Line and Texas-Ohio. The implementation of GST USA's integrated services strategy has resulted in additional marketing, management information and sales staff.

         Depreciation and amortization for Fiscal 1996 increased $5.4 million to $7.7 million from $2.4 million for Fiscal 1995 due to increased depreciation resulting from newly constructed networks becoming operational. To a lesser extent, the increase in depreciation and amortization was also due to increased amortization of intangible assets resulting from acquisitions.

         OTHER EXPENSES/INCOME. Net other expenses (income) for Fiscal 1996 increased $16.1 million to $15.3 million from $(.8) million for Fiscal 1995. The increase was principally the result of additional interest expense associated with the 1995 Notes, offset by interest income resulting from the investment of the proceeds of the sale of the 1995 Notes.

LIQUIDITY AND CAPITAL RESOURCES

         GST USA has incurred significant operating and net losses as a result of the development and operation of its networks. GST USA expects that such losses will continue to increase as GST USA emphasizes the development, construction and expansion of its networks and builds its customer base. Cash provided by operations will not be sufficient to fund the expansion of its networks, longhaul fiber optic facilities and services.

         At September 30, 1997, GST USA had cash, cash equivalents, and investments, including restricted cash and investments, of approximately $229.7 million, compared to $62.6 million at September 30, 1996. GST USA's net cash used in operating and investing activities was $311.8 million, $137.4 million and $40.3 million for Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively. Net cash provided by financing activities from borrowings and contributions from GST to fund capital expenditures, acquisitions and operating losses was $325.0 million, $174.9 million and $42.9 million for Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively.

         Capital expenditures for Fiscal 1997, Fiscal 1996 and Fiscal 1995 were $224.1 million, $96.8 million and $33.9 million, respectively. GST USA estimates capital expenditures of approximately $286 million from October 1, 1997 to December 31, 1998. The majority of these expenditures is expected to be made for the construction of network and longhaul fiber optic facilities and the purchase of switches and related equipment to facilitate the offering of GST USA's services. Continued significant capital expenditures are expected to be made thereafter. In addition, GST USA expects to continue to incur operating losses while it expands its business and builds its customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the extent of future expansion, acquisition opportunities and other factors beyond GST USA's control, including economic conditions, competition, regulatory developments and the availability of capital.

         In addition to GST USA's capital expenditures in Fiscal 1996, GST USA acquired the business of Texas-Ohio for a purchase price of $.6 million and the assumption of certain liabilities. All other acquisitions consummated by GST USA in Fiscal 1996 (Hawaii On Line and Tri-Star) were in consideration of Common Shares. In the first quarter of Fiscal 1997, GST USA acquired the remaining 50% interest in Phoenix Fiber Acess, Inc. ("Phoenix Fiber") owned by ICG Telecom Group, Inc. ("ICG") in consideration of (i) the repayment to ICG at closing of approximately $2.1 million of intercompany indebtedness and the repayment, under certain circumstances, of up to an additional $2.0 million of such intercompany indebtedness and (ii) the indemnification of ICG in respect of all indebtedness of Phoenix Fiber to GST USA and third parties, other than certain liabilities of Phoenix Fiber that were assumed by ICG. Prior to the acquisition of the remaining 50% interest, GST USA had contributed an aggregate of $5.0 million to Phoenix Fiber.

         In September 1996, GST Switchco, Inc. ("GST Switchco") a wholly owned subsidiary of GST USA entered into a Loan and Security Agreement (the "Siemens Loan Agreement") with Siemens Stromberg-Carlson ("Siemens"), which provides for loans by Siemens of up to an aggregate of $226.0 million to finance the purchase of Siemens equipment and certain equipment from other suppliers. At September 30, 1997, $116.0 million of such facility was available to GST Switchco (of which $5.8 million had been provided). GST Switchco may seek to increase the amount of such facility up to $226.0 million on an as needed basis, subject to the negotiation and execution of mutually satisfactory documentation. In December 1996, GST Equipco, Inc. ("GST Equipco") a wholly owned subsidiary of GST USA entered into an equipment loan and security agreement (the "NTFC Loan Agreement") with NTFC Capital Corporation ("NTFC"), which provides for $50.0 million of equipment financing to finance the purchase of equipment and products from Northern Telecom Inc. ("Nortel") (of which $44.6 million had been provided as of September 30, 1997).

         In March 1997, NACT completed the NACT Offering of its common stock pursuant to which GST USA and NACT sold one million and two million shares, respectively, of NACT's common stock, resulting in net proceeds to GST USA and NACT of approximately $9.0 million and $18.1 million, respectively.

         In May 1997, GST Funding completed the Secured Notes Offering of $265.0 million principal amount of Secured Notes. Of the $255.8 million of net proceeds from the issuance of the Secured Notes, as of September 30, 1997 approximately $93.8 million had been used to purchase securities pledged to fund the first six interest payments on the Secured Notes and approximately $91.3 million had been used to purchase equipment, including approximately $41.5 million that had been used to refinance indebtedness of GST USA incurred to purchase equipment. The indentures relating to the 1995 Notes and the Secured Notes include restrictive covenants which, among other items, limit or restrict additional indebtedness incurred by GST USA and GST, investment in certain subsidiaries, the sale of assets and the payment of dividends.

         In November 1997 GST completed a stock and debt offering (the "1997 Offering") which yielded net proceeds of approximately $211.2 million. The net proceeds of the 1997 Offering will be used by GST to fund the expansion of its infrastructure, the expansion of its products and service offerings and for working capital and general corporate purposes.

         As of September 30, 1997, GST USA had approximately $608.2 million of indebtedness outstanding. In addition, as of September 30, 1997, GST USA had $25.0 million of availability under the Tomen Facility, $110.2 million of availability under the Siemens Loan Agreement and $5.4 million of availability under the NTFC Loan Agreement. Although GST USA's liquidity was substantially improved as a result of the proceeds received from the sale of the 1995 Notes and the Secured Notes and from the 1997 Offering, GST USA will have significant debt service obligations. GST USA will be required to make principal and interest payments of approximately $56.6 million (of which $35.1 million will be made from funds securing the Secured Notes), $63.7 million (of which $35.1 million will be made from funds securing the Secured Notes), $66.4 million (of which $17.6 million will be made from funds securing the Secured Notes), $109.2 million and $107.1 million in 1998, 1999, 2000, 2001 and 2002, respectively.
However, GST USA will need to refinance a substantial amount of such indebtedness. In addition, GST USA anticipates that cash flow from operations will be insufficient to repay the 1995 Notes and the Secured Notes in full and that such notes will need to be refinanced. The ability of GST USA to effect such refinancings will be dependent upon the future performance of GST USA, which will be subject to prevailing economic conditions and to financial, business and other factors, including factors beyond the control of GST USA. There can be no assurance that GST USA will be able to improve its earnings before fixed charges or that GST USA will be able to meet its debt service obligations.

         At September 30, 1997, GST USA had cash, cash equivalents, and investments, including restricted cash and investments, of approximately $229.7 million. GST and GST USA believe that the net proceeds of the 1997 Offering, together with cash on hand (including the remaining proceeds from the Secured Notes Offering available to purchase equipment), and borrowings expected to be available under the Tomen Facility and the equipment financing agreements with Siemens and NTFC will provide sufficient funds for GST and GST USA to expand its business as presently planned and to fund its operating expenses through March 2000. Thereafter, GST and GST USA expect to require additional financing. In the event that GST and GST USA's plans or assumptions change or prove to be inaccurate, or its cash resources, together with borrowings under the current financing arrangements prove to be insufficient to fund GST and GST USA's growth and operations, or if GST or GST USA consummates additional acquisitions, they may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated). GST and GST USA may also seek to raise additional capital to take advantage of favorable conditions in the capital markets. There can be no assurance that additional financing will be available to GST and GST USA or, if available, that it can be concluded on terms acceptable to GST and GST USA or within the limitations contained within GST and GST USA's financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of GST and GST USA's development or expansion plans and could have material adverse effect on GST and GST USA's business. Such failure could also limit the ability of GST and GST USA to make principal and interest payments on its outstanding indebtedness. GST and GST USA have no material working capital or other credit facility under which they may borrow for working capital and other general corporate purposes. There can be no assurance that such a facility will be available to such companies in the future or that if such a facility were available, that it would be available on terms and conditions acceptable to GST and/or GST USA.

INCOME TAXES AND ADOPTION OF NEW ACCOUNTING STANDARDS

         At September 30, 1997, GST USA had a U.S. net operating loss carryforward of approximately $110.1. While such loss carryforwards are available to offset future taxable income of GST USA, GST USA does not expect to generate sufficient taxable income so as to utilize all or a substantial portion of such loss carryforwards prior to their expiration. Further, the utilization of net operating loss carryforwards against future taxable income is subject to limitation if GST USA experiences an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code").

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. Management has not yet evaluated the effects of this change on its reporting of segment information. GST USA will adopt SFAS No. 131 in the fiscal year ending December 31, 1998.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK. Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         See page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          Not required.

ITEM 11. EXECUTIVE COMPENSATION.
          Not required.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Not required.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          Not required.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

             AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements:  see the Index to Financial Statements.
   (2)   Financial Statement Schedules:  see the Index to Financial Statements.

   (3)   Exhibits:

   *3(a)  Certificate of Incorporation of GST USA, as amended.
   *3(b)  By-Laws of GST USA.

 **4(a) Indenture dated as of May 13, 1997, by and among GST Funding, GST, GST USA and United States Trust Company of New York.

***4(b) Senior Notes Indenture dated as of December 19, 1995, by and among GST, GST USA and United States Trust Company of New York.

***4(c) Convertible Notes Indenture dated as of December 19, 1995, by and among GST, GST USA and United States Trust Company of New York.

****27   Financial Data Schedule.

-------------------------
* Incorporated by reference to GST USA's Registration Statement on Form S-4 (No. 333-33601-02).
** Incorporated by reference to GST's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

*** Incorporated by reference to GST's Annual Report on Form 20-F for the fiscal year ended September 30, 1995.
****     Filed herewith.
(b)      Reports on Form 8-K:  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on the 7th day of January, 1998.

                                             GST USA, INC.


                                             By: /S/ JOHN WARTA
                                                 --------------------------
                                                     John Warta,
                                                     Chairman of the Board

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Warta, Stephen Irwin, Daniel
Trampush and Clifford V. Sander his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities on January 7, 1998.

           SIGNATURE                               TITLE
           ---------                               -----

    /S/ JOHN WARTA
---------------------------       Chairman of the Board, Chief Executive Officer
         (John Warta)             (Principal Executive Officer) and Director

 /S/ DANIEL L. TRAMPUSH           Senior Vice President and Chief Financial
---------------------------       Officer (Principal Financial Officer)
     (Daniel L. Trampush)

 /S/ CLIFFORD V. SANDER           Senior Vice President, Treasurer and Assistant
--------------------------        Secretary (Principal Accounting Officer)
     (Clifford V. Sander)         and Director


 /S/ STEPHEN IRWIN                Senior Vice President, Secretary and Director
--------------------------
    (Stephen Irwin)

                         INDEX TO FINANCIAL STATEMENTS

GST USA, Inc.
  Independent Auditors' Report of KPMG Peat Marwick LLP.....................F-2
  Consolidated Balance Sheets at September 30, 1996 and 1997................F-3
  Consolidated Statements of Operations for the years
   ended September 30, 1995, 1996 and 1997..................................F-4
  Consolidated Statements of Shareholders' Equity for
   the years ended September 30, 1995, 1996 and 1997........................F-5
  Consolidated Statements of Cash Flows for the years
   ended September 30, 1995, 1996 and 1997..................................F-6
  Notes to Consolidated Financial Statements................................F-7

                                  GST USA, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           September 30, 1997 and 1996

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
GST USA, Inc.:

We have audited the accompanying consolidated balance sheets of GST USA, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholder=s (deficit) equity, and cash flows for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GST USA, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of its operations and cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles.


                                             /s/ KPMG Peat Marwick LLP
                                             -------------------------
                                                 KPMG Peat Marwick LLP


Portland, Oregon
November 26, 1997

                                  GST USA, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      (In thousands, except share amounts)

                                                                                                 SEPTEMBER 30,
                                                                                             -----------------------
                                                ASSETS                                        1997              1996
                                                ------                                        ----              ----

Current assets:
     Cash and cash equivalents                                                        $      54,657    $      41,420
     Restricted cash and investments                                                         50,039           16,000
     Accounts receivable, net                                                                16,232            7,186
     Receivable from parent                                                                     964              988
     Investments                                                                              3,247            5,177
     Inventory, net                                                                           2,790            2,406
     Other current assets                                                                    10,100            4,329
                                                                                         ----------       ----------

                                                                                            138,029           77,506

Restricted investments                                                                      121,711               -
Property and equipment, net                                                                 359,976          124,545
Goodwill, net                                                                                19,846           21,394
Other assets, net                                                                            42,098           22,943
                                                                                         ----------       ----------

                  Total assets                                                        $     681,660    $     246,388
                                                                                         ==========       ==========

                 LIABILITIES AND SHAREHOLDER'S (DEFICIT) EQUITY
                 ----------------------------------------------

Current liabilities:
     Accounts payable                                                                 $      16,369    $       8,635
     Accrued expenses                                                                        40,528           21,588
     Payable to parent                                                                       85,775               -
     Current portion of capital lease obligations                                             5,892              286
     Current portion of long-term debt                                                        2,521            3,091
     Other current liabilities                                                                  607              686
                                                                                         ----------       ----------

                                                                                            151,692           34,286
                                                                                         ----------       ----------

Other liabilities                                                                             1,088              158
Capital lease obligations, less current portion                                              14,343              541
Long-term debt, less current portion                                                        585,405          209,544
Minority interest                                                                            12,208              182

Commitments and contingencies

Shareholder=s (deficit) equity:

     Common stock:  200 shares authorized, 10 shares
        issued and outstanding, no par value                                                 78,373           69,957
     Accumulated deficit                                                                   (161,449)         (68,280)
                                                                                            -------       ----------

                                                                                            (83,076)           1,677
                                                                                         ----------       ----------

                  Total liabilities and shareholder's (deficit) equity                   $  681,660       $  246,388
                                                                                         ==========       ==========

See accompanying notes to consolidated financial statements.

                                  GST USA, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                 (In thousands)


                                                                                        YEARS ENDED SEPTEMBER 30,
                                                                               --------------------------------------
                                                                               1997             1996             1995

Revenue:
     Telecommunications services                                            $   44,566        $  28,148      $   11,118
     Product                                                                    21,982            9,573           7,563
                                                                            ----------        ---------    ------------

               Total revenue                                                    66,548           37,721          18,681
                                                                            ----------        ---------    ------------

Operating costs and expenses:
     Network expenses                                                           43,746           24,955          10,103
     Facilities administration and maintenance                                  11,495           10,317           2,096
     Cost of product revenues                                                    7,141            3,974           3,096
     Selling, general and administrative                                        55,773           29,259          10,008
     Research and development                                                    2,289            1,352           1,270
     Depreciation and amortization                                              17,639            7,733           2,369
                                                                            ----------        ---------       ---------

               Total operating costs and expenses                              138,083           77,590          28,942
                                                                            ----------        ---------       ---------
               Loss from operations                                            (71,535)         (39,869)        (10,261)
                                                                            ----------        ---------       ---------

Other expenses (income):
     Interest income                                                            (6,315)          (4,927)           (241)
     Interest expense, net of amounts capitalized                               33,849           18,263             805
     Loss from joint venture                                                        -             1,495             661
     Other, net                                                                 (7,415)             794             159
                                                                            ----------        ---------       ----------

                                                                                20,119           15,625           1,384
                                                                            ----------        ---------       ---------

               Loss before minority interest in (income)
                  loss of subsidiary and income tax                            (91,654)         (55,494)        (11,645)
                                                                            ----------        ---------       ---------

Income tax expense:
     Current                                                                     1,802               72              70
     Deferred                                                                     (899)               -              96
                                                                            ----------        ---------       ---------

                                                                                   903               72             166
                                                                            ----------        ---------       ---------

               Loss before minority interest in (income)
                  loss of subsidiary                                           (92,557)         (55,566)        (11,811)

Minority interest in (income) loss of subsidiary                                  (612)             411           2,364
                                                                            ----------        ---------       ---------

               Net loss                                                     $  (93,169)       $ (55,155)     $   (9,447)
                                                                            ==========        =========       =========

See accompanying notes to consolidated financial statements.

                                  GST USA, INC.
                                AND SUBSIDIARIES

            Consolidated Statements of Shareholder's (Deficit) Equity

                      (In thousands, except share amounts)

                                                                                                Total
                                                Common Shares                                shareholder's
                                            ---------------------           Accumulated         (deficit)
                                            Shares          Amount            deficit            equity
                                            ------          ------            -------            ------

Balance, September 30, 1994                   10           $16,340         $  (3,678)        $  12,662

Cash contributions from parent                 -            24,675                 -            24,675
Non-cash contributions from parent             -             6,894                 -             6,894
Net loss                                       -                 -            (9,447)           (9,447)
                                             ---          --------         ----------        ---------

Balance, September 30, 1995                   10            47,909           (13,125)           34,784

Cash contributions from parent                 -             9,009                 -              9,009
Non-cash contributions from parent             -            13,039                 -             13,039
Net loss                                       -                 -           (55,155)           (55,155)
                                             ---          --------         ----------        ----------

Balance, September 30, 1996                   10            69,957           (68,280)            1,677

Capital transaction, sale of subsidiary
     shares                                    -             8,416                 -              8,416
Net loss                                       -                 -           (93,169)           (93,169)
                                             ---          ---------        ----------        ----------

Balance, September 30, 1997                   10           $78,373         $(161,449)         $ (83,076)
                                             ===          =========        =========          =========


See accompanying notes to consolidated financial statements.

                                  GST USA, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                                        Years Ended September 30,
                                                                                 -----------------------------------------
                                                                                 1997              1996               1995
                                                                                 ----              ----               ----

Operations:
     Net loss                                                                 $  (93,169)        $  (55,155)       $  (9,447)

     Items not involving cash:
        Minority interest in income (loss) of subsidiary                             612               (411)          (2,364)
        Depreciation and amortization                                             19,469              8,821            2,819
        Deferred income taxes                                                       (899)                -                96
        Deferred compensation                                                         -                   7              151
        Accretion of interest                                                     17,099             17,758               -
        Stock compensation and other expense                                       2,521                574               -
        Loss on disposal of assets                                                   679              1,012              122
        Loss on investments and joint venture                                         -               1,495              766
        Gain on sale of subsidiary shares                                         (7,376)                -                -
     Changes in non-cash operating working capital:
        Accounts receivable, net                                                  (9,696)            (2,274)          (1,522)
        Inventory                                                                   (382)            (2,019)             (13)
        Other current and other assets, net                                       (5,718)            (4,162)          (1,848)
        Accounts payable and accrued liabilities                                  24,667              1,909             (298)
        Other current liabilities                                                    130                146              262
                                                                              ----------         ----------         --------

               Cash used in operations                                           (52,063)           (32,299)         (11,276)
                                                                              ----------         ----------           ------

Investing:
     Acquisition of subsidiaries, net of cash acquired                              (673)            (1,466)             207
     Purchase of investments                                                      (3,247)            (9,799)             (28)
     Proceeds from sales of investments                                            5,177              5,493               -
     Purchase of fixed assets                                                   (221,540)           (75,698)         (27,713)
     Proceeds from sale of fixed assets                                            5,774                  8               -
     Purchase of other assets                                                    (10,359)            (7,628)          (2,150)
     Change in cash and investments restricted for the purchase

        of property and equipment                                                (61,960)           (16,000)              -
     Proceeds from sale of subsidiary shares, net                                 27,105                 -               615
                                                                              ----------         ----------         --------

               Cash used in investing activities                                (259,723)          (105,090)         (29,069)
                                                                                 -------            -------           ------

Financing:
     Proceeds from long-term debt                                                352,850            175,897           19,923
     Proceeds of debt payable to parent                                           82,879                 -                -
     Principal payments on long-term debt and capital leases                      (4,912)            (1,511)            (816)
     Contributions from parent                                                        -               9,009           24,675
     Deferred debt financing costs                                               (12,004)            (8,480)            (853)
     Purchase of restricted securities to finance interest payments              (93,790)                -                -
                                                                              ----------         ----------         -------

               Cash provided by financing activities                             325,023            174,915           42,929
                                                                              ----------         ----------         --------

               Increase in cash and cash equivalents                              13,237             37,526            2,584

Cash and cash equivalents, beginning of year                                      41,420              3,894            1,310
                                                                              ----------         ----------         --------

Cash and cash equivalents, end of year                                        $   54,657         $   41,420        $   3,894
                                                                              ==========         ==========         ========

Supplemental disclosure of cash flow information:

     Cash paid for interest                                                   $    4,564         $    1,813        $     364
     Cash paid for income taxes                                                      638                 -               264

Supplemental schedule of non-cash investing and financing activities:
     Recorded in business combinations:

        Assets acquired                                                       $    1,052         $   12,817        $  17,081
        Liabilities assumed                                                          379              3,037            7,706
        Minority interest                                                             -              (2,686)           1,797
        Common shares of parent                                                       -              12,465            7,241
     Amounts in accounts payable and accrued liabilities for the
        purchase of fixed assets at year-end                                      19,718             18,291            4,363
     Assets acquired through capital leases                                       21,241                 -               128

See accompanying notes to consolidated financial statements.

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)

                           September 30, 1997 and 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) DESCRIPTION OF THE COMPANY

       GST USA, Inc. (the Company) is a wholly-owned subsidiary of GST Telecommunications, Inc. (GST), a Canadian company, and is engaged in the business of providing competitive local exchange services primarily in the western United States. In addition, the Company provides a range of telecommunications services which include long distance, Internet access and data services. The Company also manufactures telecommunications switching equipment. The Company was formed in August of 1994, and GST transferred all of its operating subsidiaries and equity investments to the Company.

   (b) BASIS OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of the Company and its greater than 50% owned subsidiaries. The Company=s investments in unconsolidated companies owned 20% or more are accounted for using the equity method.

   (c) CASH AND CASH EQUIVALENTS

       Cash equivalents consist of short-term, highly liquid investments with original maturities of ninety days or less.

   (d) ACCOUNTS AND NOTES RECEIVABLE

       The Company maintains a security interest in the telecommunications systems it sells until the Company is paid in full. Management provides an allowance for doubtful accounts and notes based on current customer information and historical statistics. The allowance for doubtful accounts was $3,451 and $1,183 at September 30, 1997 and 1996, respectively.


                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)

   (e) RESTRICTED CASH AND INVESTMENTS

       The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Accordingly, the Company classifies its investments, consisting of $170,675 in U.S. Treasury securities and $1,075 in certificates of deposit, as available-for-sale and held-to-maturity. Held-to-maturity investments, recorded at amortized cost, totaling $97,049 and maturing between one and three years, are restricted for interest payments. Available-for-sale investments, totaling $74,701 and maturing between one month and two years, are restricted for equipment purchases. Available-for-sale securities are recorded at amortized cost which approximates the market value of such securities at September 30, 1997.

   (f)  INVENTORY, NET

       Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value) and consists of the following at September 30:

                                                          1997          1996
                                                          ----          ----

           Raw materials                            $     1,065    $       378
           Work in process                                  499            346
           Finished and refurbished goods                 1,226          1,682
                                                       --------        -------

                      Inventory, net                $     2,790    $     2,406
                                                       ========        =======

   (g) PROPERTY AND EQUIPMENT

       Property and equipment is recorded at cost and is depreciated on the straight-line basis over their estimated useful lives, which are as follows:

       Telecommunications networks                          20 years
       Electronic and related equipment                     10 years
       Leasehold improvements                               10 years
       Furniture, office equipment and other            3 - 7 years
       Building                                             40 years

       Construction, engineering and overhead costs directly related to the development of the Company's networks are capitalized. The Company begins depreciating these costs when the networks become commercially operational.

                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)

   (h) GOODWILL

       Goodwill is amortized, using the straight-line method, over periods ranging from five to twenty years. The Company assesses the carrying amount of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment includes a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the goodwill to the net carrying value. Amortization charged to operations was $2,385, $1,528 and $389 for the years ended September 30, 1997, 1996 and 1995, respectively.

   (i)  REVENUE RECOGNITION

       Telecommunication services revenue is recorded upon placing of calls or rendering of other related services. Product revenue is recorded upon shipment of product and is presented in the accompanying consolidated statements of operations net of product returns.

       Deferred revenue consists of monthly service contract payments received in advance, warranty payments received in advance and research and development advances, and is included in other current liabilities in the accompanying consolidated balance sheets. Advance warranty payments are amortized over the length of warranty on the system sold, which is typically one year.

   (j)  LOSS PER SHARE

       The Company does not have any equity instruments which are considered common stock equivalents, and as weighted average common shares total only 10 for all periods, loss per share information is not meaningful and is not presented in the accompanying consolidated financial statements.

   (k) ISSUANCE OF SUBSIDIARY STOCK

       Issuances of subsidiary stock are accounted for as capital transactions in the accompanying consolidated financial statements.

                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)

   (l)  MINORITY INTEREST

        In the second quarter of 1997, the Company's then wholly-owned subsidiary, NACT Telecommunications, Inc. (NACT), completed an initial public offering of its common stock, pursuant to which the Company and NACT sold one and two million shares, respectively, of NACT's common stock, resulting in net proceeds of approximately $9,000 and $18,100, respectively. As a result of the offering, the Company's ownership was reduced to 63%.

        Minority interest represents the non-Company owned shareholder interest in NACT's equity resulting from the 1997 offering.

  (m) CONCENTRATION OF CREDIT RISK

        For purposes of segment reporting, the Company is presently operating 100% in the telecommunications industry in the United States and results of operations are derived from United States operations and substantially all assets reside in the United States. The Company is exposed to concentration of credit risk principally from accounts receivable. The Company=s five largest telecommunications services customers accounted for approximately 38.5%, 52.9% and 26.8% of the Company=s consolidated telecommunications services revenue for the years ended September 30, 1997, 1996 and 1995, respectively.

   (n) INCOME TAXES

        The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.


                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)

   (o) FINANCIAL INSTRUMENTS

       The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term investments, short-term borrowings and accounts payable and accrued liabilities approximate fair values due to the short maturity of those instruments.

       The carrying amount of the Company's long-term debt approximates its fair value. The fair value of the Company=s long-term debt was determined based on quoted market prices for similar issues or on current rates available to the Company for debt of the same remaining maturities and similar terms.

       Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

   (p) USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (q)  ADVERTISING COSTS

       The Company expenses advertising costs as incurred.

   (r) RECLASSIFICATIONS

       Certain reclassifications have been made in the accompanying consolidated financial statements for 1996 and 1995 to conform with the 1997 presentation.

                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)

(2)    ACQUISITIONS

       The Company has made the acquisitions set forth below, each of which was accounted for as a purchase. The consolidated financial statements include the operating results from the effective date of acquisition.

   (a) PHOENIX FIBER ACCESS, INC. (PHOENIX FIBER)

       In the first quarter of 1997, the Company paid $2,000 in cash to acquire the remaining 50% of Phoenix Fiber, previously 50% owned by the Company through a joint venture with ICG Telecom Group, Inc. (ICG). In addition, the Company assumed the repayment of up to $2,000 of intercompany indebtedness, under certain circumstances, and indemnified ICG in respect of all indebtedness of Phoenix Fiber to the Company and third parties, other than certain liabilities of Phoenix Fiber that were assumed by ICG. Phoenix Fiber is an Arizona company engaged in providing competitive local exchange services in the Phoenix metropolitan area.

   (b) GST TELECOM, INC. (GST TELECOM)

       In a series of transactions between 1994 and 1996, the Company purchased 100% of the outstanding shares of GST Telecom, which develops, constructs and operates competitive local exchange networks and other communications systems. Consideration paid for GST Telecom consisted of 2,100,000 common shares of GST valued at $15,447, which shares were paid to Pacwest, LLC (Pacwest), an entity controlled by the Chief Executive Officer of the Company. Goodwill of $15,330 was recorded as a result of this acquisition.

   (c) OTHERS

       In May 1996, the Company purchased from Tomen America, Inc. the remaining 10% interest in the GST Pacific Lightwave, Inc., a GST Telecom subsidiary which operates a fiber optic competitive local exchange network in southern California. The consideration paid for this acquisition consisted of $1,250 in cash, which was recorded as goodwill.

       During 1996, the Company acquired the assets of Reservations, Inc. dba Hawaii Online (HOL), the assets of Texas-Ohio Communications, Inc. (TOC), and 100% of the outstanding capital stock of Tri-Star Residential Communications, Inc. (Tri-Star). HOL is an Internet service provider; TOC is a long distance service provider; and Tri-Star provides shared tenant services consisting of long distance, cable television and security service to tenants of multi-dwelling apartment units. Consideration paid for these acquisitions consisted of 175,333 common shares of GST valued at $1,559, a commitment to issue approximately 66,223 common shares of GST valued at $907 over the next year and $719 of cash. Goodwill of $1,103 was recorded as a result of these acquisitions.


                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)

       The consolidated results of operations for the fiscal year ended September 30, 1997 reflect each of the acquisitions discussed above for a full year. As a result, pro forma information is not presented.

(3) PROPERTY AND EQUIPMENT

                                                      September 30,        September 30,
                                                          1997                 1996
                                                          ----                 ----

         Telecommunications networks                $      95,447        $      25,551
         Electronic and related equipment                  57,925               29,951
         Leasehold improvements                             8,439                3,495
         Furniture, office equipment and other             11,780                7,465
         Building                                           3,366                2,134
         Construction in progress                         202,545               62,658
                                                       ----------           ----------

                                                          379,502              131,254

         Less accumulated depreciation                    (19,526)              (6,709)
                                                       ----------           ----------

                                                    $     359,976        $     124,545
                                                       ==========           ==========

     Property and equipment includes $202,545 and $62,658 of equipment which had not been placed in service at September 30, 1997 and 1996, respectively, and accordingly is not being depreciated. During the years ended September 30, 1997 and 1996, $15,170 and $2,316 of interest, respectively, was capitalized as part of telecommunications networks and networks in progress.

(4) ACCRUED EXPENSES

                                                     September 30,        September 30,
                                                         1997                 1996
                                                         ----                 ----

         Fixed asset purchases                     $     11,531         $     14,153
         Carrier costs                                    2,113                2,659
         Accrued interest                                17,998                  413
         Payroll and related liabilities                  2,752                1,468
         Other                                            6,134                2,895
                                                     ----------           ----------

                      Total                        $     40,528         $     21,588
                                                      =========            =========

                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)

(5) LONG-TERM DEBT

                                                               September 30,        September 30,
                                                                   1997                 1996
                                                                   ----                 ----

         Senior secured notes, 13.25%, due May 1,
              2007                                           $     265,000        $          -
         Note payable to Tomen, LIBOR plus 3%
              (8.8% at September 30, 1997)                          69,137               31,771
         Note payable to NTFC, LIBOR plus 3.5%
              (9.3% at September 30, 1997)                          44,634                   -
         Note payable to Siemens, LIBOR plus 4.5%
              (10.3% at September 30, 1997)                          5,846                   -
         Senior discount notes, 13.875%, due
              December 15, 2005                                    203,280              177,760
         Other                                                          29                3,104
                                                                ----------           ----------
                                                                   587,926              212,635

         Less current portion of long-term debt                      2,521                3,091
                                                                ----------           ----------
                                                             $     585,405        $     209,544
                                                                ==========           ==========

     The schedule of future principal payments on long-term debt is as follows:

         Year ending September 30:

              1998                                                 $       2,521
              1999                                                        12,897
              2000                                                        18,506
              2001                                                        21,943
              2002                                                        22,001
              Thereafter                                                 510,058
                                                                      ----------

                                                                   $     587,926
                                                                      ==========

                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)

 (a) SENIOR SECURED NOTES

     In the third quarter of 1997, GST Equipment Funding, Inc., a subsidiary of the Company, completed a private placement under an indenture (the Indenture) of $265,000 of senior secured notes (the notes). The notes bear interest at a rate of 13.25% with semiannual interest payments due beginning November 1, 1997. Approximately $93,790 of the proceeds are restricted to fund the first six schedules interest payments. The remainder of the net proceeds are restricted to the purchase and installation of telecommunications equipment. Pursuant to the Indenture, all purchased equipment will be sold to the Company for use in its telecommunications operations. The notes are secured by a first priority security interest in the equipment and the restricted investment securities held for the payment of interest. The notes are subject to certain debt covenants.

     The Indenture provides that the Company will assume and become a direct obligor on the notes and GST will guarantee the notes on May 13, 2000, or earlier if permitted by the terms of their existing debt. Once assumed, the notes will be secured senior indebtedness of the Company. The note guarantee will be senior unsecured indebtedness of GST.

     The notes are redeemable at the option of the Company, in whole or in part, at any time, on or after May 1, 2002, initially at 106.625% of their principal amount, plus accrued and unpaid interest, declining ratably to 100% on or after May 1, 2004. If on May 13, 2000, the Company is prohibited from assuming all of the notes, the Company will redeem the portion of the notes that cannot be assumed at 101% of their principal amount plus accrued interest at the date of redemption.

 (b) TOMEN AMERICA, INC. FACILITY

     In the first quarter of 1995, the Company entered into a master financing agreement with Tomen America, Inc. (Tomen). Under the agreement, Tomen will loan up to $100,000 to subsidiaries of the Company for development and construction of network projects. As of September 30, 1997, Tomen has agreed to provide a total of $74,950 in debt financing to the Company=s subsidiaries for construction and operation of its fiber optic networks in Southern California, New Mexico, Arizona and Hawaii. The Tomen financing is secured by the equipment purchased with the proceeds and subject to certain debt covenants.


                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)

 (c) NTFC CAPITAL CORPORATION AGREEMENT

     In the first quarter of 1997, the Company entered into a $50,000 loan and security agreement with NTFC Capital Corporation (NTFC) to finance the purchase of certain equipment from Northern Telecom, Inc. Amounts borrowed under the agreement bear interest at LIBOR plus 3.5% and will be repaid in twenty quarterly installments beginning in January 1999. The loan is secured by the equipment purchased with the proceeds and subject to certain debt covenants.

 (d) SIEMENS STROMBERG-CARLSON AGREEMENT

     In the fourth quarter of 1996, the Company entered into a loan and security agreement with Siemens Stromberg-Carlson (Siemens). Under the terms of the agreement, Siemens will loan up to $226,000 to the Company for the purchase and installation of telecommunications switching and related equipment. At September 30, 1997, $116,000 was available to the Company. Amounts borrowed under the agreement initially bear interest at LIBOR plus 4.5% and will be secured by the equipment. Such interest decreases to LIBOR plus 3.5% at the time each initial loan is converted to a term loan, which conversion occurs at the first calendar quarter following the initial loan. The Company is committed to purchase a minimum of $16,600 in equipment over three years. Amounts borrowed under the agreement will be repaid in twenty-four quarterly installments beginning five quarters after the initial loan is converted to a term loan. The loan is subject to certain debt covenants.

 (e) SENIOR DISCOUNT NOTES

     In the first quarter of 1996, the Company issued approximately $160,000 in 13.875% Senior Discount Notes (the senior notes) maturing on December 15, 2005. The senior notes were sold at a substantial discount and there will be no accrual of cash interest prior to December 15, 2000 or payment of interest until June 15, 2001. The senior notes accrete to a total principal amount of approximately $312,400 by December 15, 2000. The senior notes will rank in right of payment with all unsubordinated indebtedness of the Company and are subject to certain debt covenants. The senior notes are guaranteed by GST.

(f)  GUARANTEE OF PARENT'S DEBT

     The Company has guaranteed GST's convertible senior subordinated discount notes totaling approximately $25,410 at September 30, 1997. Such debt matures on December 15, 2005 at a fully-accreted value of approximately $39,100. On or after December 15, 2000, the senior and convertible notes will be redeemable at the option of the Company and GST.

                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)

(6) SHAREHOLDER'S (DEFICIT) EQUITY

  (a) COMMON STOCK

      Since inception, GST has owned all of the outstanding shares of the Company.

  (b) NON-CASH CONTRIBUTIONS FROM PARENT

      Non-cash contributions from parent consist primarily of GST stock issued in connection with the Company=s acquisition of certain subsidiaries.

  (c) STOCK OPTION PLANS AND STOCK BONUS AGREEMENT

      Certain employees of the Company are eligible for stock option awards of GST common stock under various stock option plans. In addition, certain members of management are eligible to receive stock awards of GST common stock upon achievement of certain milestones. Given that senior operating and executive management are employees of the Company, compensation expense is recognized in the financial statements of the Company. Stock compensation totaled $2,521, $574 and $-0- for the years ended September 30, 1997, 1996 and 1995, respectively.

(7) INCOME TAXES

      The provision for income taxes differs from the amount computed by applying the statutory income tax rate to net income before taxes as follows:

                                                                           Years Ended September 30,
                                                                 ------------------------------------------
                                                                 1997               1996               1995
                                                                 ----               ----               ----
         Computed expected income tax expense
              (benefit) at statutory rate                          (34)%             (34)%           (34)%
         Expected state income tax expense (benefit)                (4)               (4)             (5)
         Increase in valuation allowance                            36                25                37
         Amortization of goodwill                                    1                 1                 7
         Minority interest                                           -                 -                (9)
         Effect of inability to offset losses of
              subsidiaries                                           -                 -                 2
         Equity method accounting for joint venture                  -                 1                 2
         Effect of acquisition of new subsidiaries                   -                 5                 1
         Non-deductible interest                                     2                 2                 -
         Other                                                       -                 4                 1
                                                                  ----               ---               ---
                      Income tax expense                           1 %                 - %             2 %
                                                                  ==                 ===               =


                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company=s deferred tax asset and liability are as follows:

                                                                           September 30,       September 30,
                                                                               1997                1996
                                                                               ----                ----
     Deferred tax assets:
         Federal and state net operating
            loss carryforwards                                           $     40,106         $     16,378
         Non-deductible interest                                               13,757                4,608
         Other                                                                  3,692                2,063
                                                                            ---------            ---------

                Total gross deferred tax assets                                57,555               23,049

         Less valuation allowance                                             (51,501)             (18,438)
                                                                               ------               ------

     Deferred tax liabilities:
         Furniture, fixtures and equipment,
            due to differences in depreciation                                  4,918                2,110
         Capitalized software/intangibles                                       1,479                2,501
                                                                            ---------            ---------

                Total gross deferred tax liabilities                            6,397                4,611
                                                                            --------             ---------

                Net deferred tax liabilities                             $       (343)        $         -
                                                                            =========            ========

      The valuation allowance for deferred tax assets as of October 1, 1994 was $713. The net change in total valuation allowance for the years ended September 30, 1997, 1996 and 1995 was an increase of $33,063, $14,237 and
      $3,488, respectively.


                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)

      The  Company  has  net  operating   losses  for  income  tax  purposes  of
      approximately $110,063 available to reduce United States taxable income of future years, expiring as follows:

         2007                                                    $     405
         2008                                                          537
         2009                                                        2,800
         2010                                                        5,020
         2011                                                       36,922
         2012                                                       64,379
                                                                 ---------
                                                                 $ 110,063
                                                                 =========

      Utilization of net operating losses may be subject to limitation in the event of certain substantial stock ownership changes having occurred pursuant to IRC Section 382 and referred to hereinafter as an ownership change. The Company may have incurred an ownership change under IRS
      Section 382. This potential ownership change would limit the utilization of any net operating losses incurred prior to the change in ownership date. The Company intends to complete an analysis under IRC Section 382 to determine if an ownership change has occurred.

(8) LEASES

      The Company is obligated under capital leases for equipment which expire at various dates during the next five years. At September 30, 1997 and 1996, the gross amounts of equipment and related accumulated amortization recorded under capital leases were as follows:

                                                           1997           1996
                                                           ----           ----

         Equipment                                   $     24,030      $   924
         Less accumulated amortization                      3,541          249
                                                        ---------         ----

                                                     $     20,489      $   675
                                                        =========         ====

      The Company also has noncancelable operating leases, primarily for facilities, which expire over the next five years. Rental expense under operating leases was $2,822, $1,443 and $800 for the years ended September 30, 1997, 1996 and 1995, respectively.


                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)

     Future minimum lease payments under noncancelable leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of September 30, 1997 are:

                                                       Capital         Operating
                                                       Leases           Leases
                                                       ------           ------

         Year ending September 30:

              1998                                      $ 8,173           4,132
              1999                                        3,965           3,679
              2000                                        2,772           3,103
              2001                                        2,772           2,337
              2002                                        2,772           2,211
              Thereafter                                 13,149           7,045
                                                        -------         -------

                   Total minimum lease payments          33,603         $22,507
                                                                        =======

         Less amount representing interest (at rates
              ranging from 10% to 17%)                   13,368
                                                        -------

                      Net minimum lease payments         20,235

         Less current installments of obligations under
              capital leases                              5,892

           Obligations under capital leases, excluding
                           current installments         $14,343
                                                        =======

(9) COMMITMENTS AND CONTINGENCIES

 (a) PENSION AND PROFIT SHARING PLANS

     In 1995, the Company adopted a defined contribution 401(k) plan (the Plan). Employees are eligible to participate in the Plan upon commencement of service. Participants may defer up to 15% of eligible compensation. Currently, the Company does not provide matching contributions for the Plan.


                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)

 (b) LONG DISTANCE CARRIERS

     The Company is party to various contracts with long distance carriers pursuant to which the Company is committed to minimum service fees. The average monthly minimum commitments range from $1,600 to $6,100 per month over the next three years. The Company may be required to pay the carriers for differences between the commitment amounts and the actual amounts billed.

 (c) LEGAL PROCEEDINGS

     On August 24, 1995, Aerotel, Ltd. and Aerotel U.S.A., Inc. (collectively, "Aerotel") filed a patent infringement suit against NACT alleging that telephone systems manufactured and sold by NACT incorporate prepaid calling features which infringe upon a patent issued to Aerotel in November 1987. The complaint further alleges defamation and unfair competition by NACT and seeks various damages. NACT has filed an Answer and Counterclaim denying patent infringement, committing defamation or unfair competition and seeks judgment that the Aerotel patent is invalid and that Aerotel has misused its patent in violation of antitrust laws. On May 3, 1996, NACT served its motion for summary judgment, which the Court has not yet ruled upon. Aerotel amended its complaint to include as defendants the Company and GST. The amended pleadings allege that the Company and GST have infringed the Aerotel patent, aided and abetted infringement by others, including NACT, and participated in, and aided and abetted alleged tortious conduct by NACT. The Company and GST have served answers denying all material allegations and intend to defend vigorously. Pretrial discovery has commenced and is scheduled to be completed in 1998. The case is not expected to be tried until late 1998 at the earliest. NACT=s patent counsel believes that NACT has valid defenses to the Aerotel claims. If upheld, these defenses would also be valid for all defendants. An unfavorable decision in this action could have a material adverse effect on the Company. Based on information currently available, the Company=s management is of the opinion that there will be no material impact of the Company=s financial position, results of operations, or cash flows as a result of this suit. Accordingly, no provision for loss has been provided in the accompanying consolidated financial statements.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company=s financial position, results of operations or cash flows.


                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)

 (d) REPURCHASE AGREEMENT

     NACT is guarantor for financing transactions executed under a repurchase agreement with Zions Credit Corporation (Zions) for a maximum of $3,482 at September 30, 1997. Zions provides lease financing to NACT customers on a recourse basis.

 (e) EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with key members of management. These agreements provide for payments based upon death, disability and change of control. The agreements also contain covenants not to compete.

(10) RELATED PARTY TRANSACTIONS

 (a) MAGNACOM WIRELESS, LLC (MAGNACOM)

     Magnacom, a company 99% owned by Pacwest Network, Inc. (PNI), which is in turn controlled by the Chief Executive Officer of the Company, and the Company have entered into a twelve-year reseller agreement (the Magnacom Reseller Agreement) pursuant to which (i) the Company has been designated a non-exclusive reseller of PCS telephone services in the markets in which Magnacom has obtained licenses, and (ii) Magnacom has agreed to use the Company on an exclusive basis to provide switched local and long distance services, and other enhanced telecommunications services, to all of Magnacom=s resellers in markets where the Company has operational networks. Magnacom agreed to sell PCS minutes to the Company at five cents per minute, subject to downward adjustment to equal the most favorable rates offered to Magnacom=s other resellers (but in no event less than Magnacom=s cost). In connection with the Magnacom Reseller Agreement, the Company has paid a total of approximately $14,000 as pre-payments for future PCS services.

     In addition, the Company has been granted a conditional option to acquire up to PNI's entire interest in Magnacom (currently 99%), conditioned upon Magnacom and the Company entering into an agreement for the construction and/or operation of Magnacom's facilities. The condition precedent to such option has not yet been met. Such option, if and when the condition precedent is met. shall be subject to compliance with all applicable FCC regulations relating to prior approval of any transfer of control of PCS licenses, including those relating to foreign ownership or control and requirements regarding the ownership of C and F block licenses. Accordingly, until such time as FCC regulations or administrative action permit the Company to own in excess of 25% of Magnacom, the option by its terms is limited to a 24% interest in Magnacom.

                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)

 (b) PACWEST NETWORK, INC. (PNI)

     The operations of the Company's Hawaiian microwave network require the use of radio licenses from the FCC. Such licenses are owned by PNI, a company controlled by the Company's Chief Executive Officer. Under agreements between the Company and PNI, (1) the Company pays a monthly fee to PNI to utilize PNI's licenses for its communications traffic and (2) PNI pays an equal monthly fee to the Company for the right to utilize the Company's facilities for other communications traffic using up to 10% of PNI's license capacity.

 (c) TOMEN

     Under the Tomen facility, Tomen has the right to act as procurement agent for each network project it finances. The Company has purchased equipment through Tomen at competitive prices. Additionally, an upfront fee of 1.50% of the aggregate principal amount of each project loan advance and a commitment fee of .50% per annum on the unused portion of each project loan is payable to Tomen.

     Pursuant to the Tomen agreements, Tomen has purchased 1,579,902 shares of GST common stock for total cash consideration of $10,400 and holds warrants to purchase an additional 246,155 shares of GST common stock at prices ranging from $12.61 to $12.96 per share. Such warrants expire at various times between May 1998 and September 1999.

 (d) OTHER

     The Company's Chief Executive Officer serves as a consultant to Tomen for which he is paid a fee. Additionally, Pacwest receives a fee equal to 1% of the aggregate debt and equity financing provided by Tomen to the Company. Such fees incurred by the Company totaled $437, $195 and $221 in 1997, 1996 and 1995, respectively.

     Receivables from parent are primarily comprised of expenses paid by the Company of behalf of GST.

     The payable to parent, totaling $85,775 at September 30, 1997 represents advances from GST to be used in constructing and operating the Company=s telecommunications networks.


                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)

(11) SUBSEQUENT EVENTS (UNAUDITED)

     On December 31, 1997, the Company and GST executed an agreement with World Access, Inc. (World Access) to sell its interest in NACT for approximately $89,400 consisting of cash and common stock of World Access.

                                  EXHIBIT INDEX

EXHIBIT

 *3(a)   Certificate of Incorporation of GST USA, as amended.
 *3(b)   By-Laws of GST USA.

**4(a) Indenture dated as of May 13, 1997, by and among GST Funding, GST, GST USA and United States Trust Company of New York.

***4(b) Senior Notes Indenture dated as of December 19, 1995, by and among GST, GST USA and United States Trust Company of New York.

***4(c) Convertible Notes Indenture dated as of December 19, 1995, by and among GST, GST USA and United States Trust Company of New York.

****27   Financial Data Schedule.

--------------------
* Incorporated by reference to GST USA's Registration Statement on Form S-4 (No. 333-33601-02).
** Incorporated by reference to GST's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
*** Incorporated by reference to GST's Annual Report on Form 20-F for the fiscal year ended September 30, 1995.
****     Filed herewith.