Form 10-K
period 1997-12-31
GST USA INC
filed 1998-03-27
CIK 1010605

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              -------------------

                                    FORM 10-K

(Mark One)

/  /     ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the fiscal year ended_________________


/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from OCTOBER 1, 1997 to DECEMBER 31, 1997

                       Commission file number 333-33601-02

                                  GST USA, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                 Delaware                                    83-0310464
 ---------------------------------------         -------------------------------
      (State or other jurisdiction of              (IRS Employer Identification
       incorporation or organization                        Number)

          4001 Main Street, Vancouver, Washington              98663
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: At March 26, 1998, there were outstanding 10 shares of the Registrant's common stock, no par value per share.

ITEM 1.   BUSINESS.

OVERVIEW

         GST USA, Inc. ("GST USA") is a wholly-owned subsidiary of GST Telecommunications, Inc. ("GST"). GST USA was formed to hold the capital stock of the consolidated operating subsidiaries of GST. In December 1995, GST USA issued its 137/8% Senior Discount Notes due 2005 (the "Senior Notes"), which are unconditionally guaranteed by GST and GST issued its 137/8% Convertible Senior Subordinated Notes due 2005 (the "Convertible Notes" and together with the Senior Notes, the "1995 Notes") which are unconditionally guaranteed by GST USA in a private placement (the "1995 Notes Offering"). In May 1996, GST USA consummated an exchange offer for the Senior Notes. The net proceeds of the 1995 Notes Offering were used to fund capital expenditures and for working capital.

         GST USA also purchases equipment from its wholly-owned subsidiary, GST Equipment Funding, Inc. ("GST Funding") and leases such equipment to the operating subsidiaries of GST and GST USA. GST USA is obligated to assume the 13 1/4% Senior Secured Notes due 2007 of GST Funding (the "Secured Notes") as soon as GST USA is permitted to do so pursuant to the terms of the indenture relating to the Senior Notes. At such time GST is obligated to guarantee the Secured Notes. GST Funding issued the Secured Notes in a private placement in May 1997 (the "Secured Notes Offering"). Of the $255.8 million of net proceeds from the Secured Notes Offering, as of December 31, 1997 approximately $93.8 million had been used to purchase securities pledged to fund the first six interest payments on the Secured Notes (the first such payment of $16.4 million having been made in November 1997) and approximately $104.4 million had been used to purchase telecommunications equipment ($41.5 million of which was used to refinance intercompany indebtedness).

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

         GST's digital networks currently serve 40 markets in Arizona, California, Hawaii, Idaho, New Mexico, Texas, Washington and Guam. In addition, GST has networks under construction which, when completed, will serve two additional markets and expand its regional footprint to Oregon. GST also constructs, markets and manages longhaul fiber optic facilities, principally in Arizona, California and Hawaii. GST's longhaul fiber optic facilities currently extend approximately 700 route miles and an additional 1,600 route miles are expected to become operational over the next 12 months.


ITEM 2.  PROPERTIES.

         GST USA neither owns nor leases material physical properties.

ITEM 3.  LEGAL PROCEEDINGS.

         On August 24, 1995, Aerotel, Ltd. and Aerotel U.S.A., Inc. (collectively, "Aerotel") commenced an action against NACT Telecommunications, Inc. ("NACT"), then a wholly-owned subsidiary of GST USA, and a customer of NACT in the United States District Court, Southern District of New York, alleging that telephone systems manufactured and sold by NACT incorporating prepaid debit card features infringe upon Aerotel's patent which was issued in November 1987 (the "Aerotel Patent"). The initial complaint further alleged defamation and unfair competition as a result of a Special Report disseminated by NACT to its customers and tortious interference with prospective business relations, alleging that NACT induced third parties to abandon licensing negotiations with Aerotel. Aerotel sought injunctive relief, damages in an unspecified amount, damages of up to three times the damages found for willful infringement of the Aerotel Patent and an order requiring NACT to publish a written apology to Aerotel. NACT filed an answer and Counterclaim in which it denied infringement of the Aerotel Patent and sought judgment that the Aerotel Patent is invalid and unenforceable and that Aerotel has misused its patent in violation of antitrust laws. NACT also denied that it had committed defamation, unfair competition or tortious interference with prospective business relations. On May 3, 1996, NACT served its motion for summary judgment. The Court has indicated it will deny such motion, although the actual ruling has not yet been received. In August 1997, Aerotel amended its complaint to include as defendants GST and GST USA as well as Kyle Love, the former President of NACT and Dr. Thomas E. Sawyer, a director of GST and NACT and the former Chairman and Chief Executive Officer of NACT. The amended pleadings seek in excess of $18.7 million in damages and allege that GST and GST USA have infringed the Aerotel patent, aided and abetted infringement by others, including NACT, and participated in, and aided and abetted, alleged tortious conduct by NACT. GST, GST USA, Dr. Sawyer and Mr. Love have served answers denying all material allegations and intend to defend vigorously.

         In February 1998, GST USA sold to World Access, Inc. ("World Access") its then remaining interest in NACT. Concurrently with such sale, GST USA and World Access entered into an agreement whereby GST USA generally will bear 50% of any damages in the action, including reasonable attorneys fees, losses, liabilities, claims and assessments, royalties and license fees. Under the agreement, subsequent to a determination, if any, by a court that the Aerotel Patent is valid and that it has been infringed, GST USA's liability associated with royalties, license fees, refunds and cost of product replacement or modification is limited to $2.0 million.

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

         On or about February 25, 1997, U S WEST Communications, Inc. ("U S WEST") filed a declaratory judgment action against members of the Arizona Corporation Commission (the "ACC"), the ACC, ACSI, Brooks Fiber Properties Inc. and GST in the United States District Court in Arizona. The District Court consolidated a number of similar lawsuits filed by U S WEST against other CLECs, including MFS Communications Company, Inc. ("MFS"), Sprint Corporation ("Sprint"), MCI Communications Corporation ("MCI") and AT&T Corp ("AT&T"). U S WEST alleges that the ACC has entered into an interconnection order that unlawfully requires U S WEST to resell services below cost, imposes resale restrictions and denies U S WEST recovery for construction and implementation costs, unlawfully treats the cost recovery of access revenues for interim number portability, requires U S WEST to obtain additional rights of way or build additional facilities solely to provide access to GST, and amounts to a taking of U S WEST's property without just compensation. U S WEST seeks a declaratory judgment stating that the ACC has violated the Telecommunications Act and that the ACC has taken U S WEST's property without providing just compensation. U S WEST also seeks an injunction prohibiting all defendants, including GST, from taking any action to enforce any of the order's allegedly unlawful provisions. GST's time to answer or move against the complaint has been extended indefinitely by U S WEST, pending a decision with respect to motions filed by all other defendants to dismiss the complaint. Should U S WEST prevail in its suit, it could have an adverse impact on GST's operations in Arizona.

         On or about April 8, 1997, U S WEST filed a state court proceeding against the ACC, individual members of the ACC, and GST Net (AZ), Inc. ("GST Net
(AZ)") which holds a Certificate of Convenience and Necessity ("CCN") to provide local exchange service in Arizona. In its complaint appealing the ACC's February 6, 1997 decision and order granting GST Net (AZ) its CCN, U S WEST alleges that the ACC's action violates certain requirements of the Arizona Constitution relating to rate of return regulation, carrier of last resort obligations, and equal protection. The appeal seeks to subject GST Net (AZ) and U S WEST to identical forms of regulation, treating both carriers as either traditional monopoly carriers or as co-equal competitive companies. The state court consolidated the case with a number of substantially similar lawsuits filed against other CLECs, including MFS, Sprint, MCI and AT&T. GST Net (AZ) answered U S WEST's complaint on August 6, 1997, alleging, among other things, that U S WEST's complaint is preempted by the Telecommunications Act. On February 27, 1998, GST Net(AZ) joined in the other CLECs' motions to dismiss. Should U S WEST prevail in its appeal, it could have an adverse impact on GST's operations in Arizona; however, the magnitude thereof is uncertain at this time.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         Not required.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

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

OVERVIEW

         GST provides a broad range of integrated telecommunications products and services, primarily to business customers located in the western continental United States and Hawaii. GST's digital networks currently serve 40 markets in Arizona, California, Hawaii, Idaho, New Mexico, Texas, Washington and Guam. In addition, GST has networks under construction which, when completed, will serve two additional markets and expand its regional footprint to Oregon. GST also constructs, markets and manages longhaul fiber optic facilities, principally in Arizona, California and Hawaii. GST's longhaul fiber optic facilities currently extend approximately 700 route miles and an additional 1,600 route miles are expected to become operational over the next 12 months. GST's full line of products, which offer a "one-stop" solution to customers' telecommunications services requirements, include long distance, Internet, data transmission, and private line services, and local dial tone services, which were recently introduced.

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

         GST, GST USA and their subsidiaries changed their fiscal year end from September 30 to December 31st in order to align financial reporting with regulatory reporting and to the reporting of others in GST's industry sector. GST, GST USA and GST Funding are providing investors audited financial information for the three month transition period ended December 31, 1997 and will provide audited financial information for the subsequent 12-month periods ending December 31st. As a result of the limited revenues and significant expenses associated with the expansion and development of its networks and services, GST's operating results could vary significantly from period to period.

         LOCAL SERVICES. To facilitate its entry into local services, GST has in service eight high capacity digital switches and has installed and is currently testing six additional high capacity digital switches that are expected to become operational by the end of the first quarter of 1998. As demand warrants, GST plans to continue to install switching equipment in its operational networks, in markets where it is constructing networks and in certain other cities where GST will rely on the incumbent local exchange carrier ("ILEC") facilities for transmission. Once a switch is operational, where regulatory conditions permit, GST intends to offer local dial tone, in addition to enhanced services such as ISDN, Centrex, voice mail and other custom calling features.

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

         LONG DISTANCE SERVICES. GST offers basic and enhanced long distance services, such as toll free, calling card, prepaid calling card and international call back services, targeting primarily business customers purchasing between $200 and $15,000 of services per month as well as resellers and other carriers. As part of its strategy, GST has acquired long distance carriers and intends to continue to pursue acquisitions of long distance carriers in the future. GST purchases long distance capacity under agreements with certain major long distance carriers that provide GST capacity at rates that vary with the monthly traffic generated by GST. GST is obligated to satisfy certain minimum monthly usage requirements of an aggregate of $2.3 million per month as of January 1, 1998, increasing to a maximum of $6.1 million per month over the next three years. If such requirements are not satisfied, GST may be required to pay an underutilization fee in addition to its monthly bill.

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

         MANUFACTURING. In a series of transactions between 1993 and 1995, GST acquired 100% of the outstanding capital stock of NACT, which produces advanced telecommunications switching platforms with integrated applications software and network telemanagement capabilities. The aggregate consideration paid for GST's 100% interest in NACT was $8.9 million, consisting of $4.1 million in cash and notes payable and 956,283 common shares, without par value of GST (the "Common Shares") valued at $4.8 million. In February 1997, GST USA sold one million shares of NACT's common stock for net proceeds of $9.0 million. In February 1998, GST USA sold its remaining interest in NACT for net proceeds of $86.5 million.

         GST USA. The majority of GST's business is performed through GST USA and its subsidiaries. However, a portion of the long distance business of GST was performed through direct wholly owned subsidiaries of GST during the periods presented below.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE UNAUDITED THREE MONTHS ENDED DECEMBER 31, 1996

         REVENUES. Total revenue for the three months ended December 31, 1997 increased $8.1 million, or 53.9%, to $23.3 million from $15.2 million for the three months ended December 31, 1996. Telecommunications services revenue for the three months ended December 31, 1997 increased $5.6 million, or 54.4%, to $16.0 million from $10.4 million for the three months ended December 31, 1996. The increase in telecommunications services revenue resulted primarily from increased local and long distance service revenue generated by GST USA's networks. Additionally, during the three months ended December 31, 1997, the Company completed a $1.5 million longhaul conduit sale. To a lesser extent, the increase in revenue resulted from the acquisition of the Guam operations of Sprint in October 1997. Product revenue for the three months ended December 31, 1997 increased $2.5 million, or 52.7%, to $7.3 million from $4.8 million for the three months ended December 31, 1996. The increase in product revenue resulted primarily from increased unit sales of NACT's STX switch.

         OPERATING EXPENSES. Total operating expenses for the three months ended December 31, 1997 increased $11.7 million, or 37.7%, to $42.8 million from $31.1 million for the three months ended December 31, 1996. Network expenses, which include direct local and long distance circuit costs, increased $2.2 million, or 22.2%, to $12.2 million, or 76.3% of telecommunications services revenue for the three months ended December 31, 1997 compared to $10.0 million, or 96.4% of telecommunications services revenue for the three months ended December 31, 1996. The primary reason for the decrease in network expenses as a percent of revenue is the increase in on-net revenues generated at GST USA's network as a percent of total revenues. Facilities administration and maintenance expenses (consisting primarily of costs related to personnel providing maintenance, monitoring and technical assistance for GST USA's networks) for the three months ended December 31, 1997 decreased $.2 million, or 7.4%, to $2.9 million, or 17.8% of telecommunications services revenue, compared to $3.1 million, or 29.7% of telecommunications services revenue, for the three months ended December 31, 1996.

         Cost of product revenue, which represents the costs associated with product revenue of NACT, increased $.5 million, or 27.8%, to $2.3 million for the three months ended December 31, 1997 from $1.8 million for the three months ended December 31, 1996. Cost of product revenue was 31.9% of product revenue for the three months ended December 31, 1997 compared to 38.1% for the three months ended December 31, 1996. The decrease in cost of product revenue as a percentage of product revenue resulted primarily from economies of scale related to increased unit sales of NACT's STX switch. Research and development costs for the three months ended December 31, 1997 increased $.3 million, or 82.0%, to $.7 million from $.4 million for the three months ended December 31, 1996. The increase was due to the addition of personnel to enhance the current switch product line and to facilitate the development of new switching products and applications.

         Selling, general and administrative expenses for the three months ended December 31, 1997 increased $4.9 million, or 38.6%, to $17.6 million from $12.7 million for the three months ended December 31, 1996. The increase is due to the expansion of GST USA's CLEC and enhanced services operations and the hiring of a significant number of marketing, management information and sales personnel to implement GST USA's integrated services strategy. Selling, general and administrative expenses were 75.3% of total revenue for the three months ended December 31, 1997 compared to 83.7% of total revenue for the three months ended December 31, 1996.

         Depreciation and amortization for the three months ended December 31, 1997 increased $4.0 million, or 129.2%, to $7.1 million from $3.1 million for the three months ended December 31, 1996. The increase was attributable to newly-constructed networks becoming operational. GST USA expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization was 30.3% of total revenue for the three months ended December 31, 1997 compared to 20.4% for the three months ended December 31, 1996.

         OTHER EXPENSES/INCOME. For the three months ended December 31, 1997, net other expenses increased $9.5 million, or 245.4%, to $13.3 million, or 56.8% of total revenue, from $3.8 million, or 25.3% of total revenue, for the three months ended December 31, 1996. The primary reason for the increase was the inclusion of interest expense associated with the Secured Notes. The increase in interest expense was partially offset by interest income earned on the investment of a portion of the proceeds of the sale of the Secured Notes. To a lesser extent, net other expenses increased due to NACT's income tax expense as well as minority interest in the income of NACT.

FISCAL 1997 COMPARED TO FISCAL 1996

         REVENUES. Total revenue for the fiscal year ended September 30, 1997 ("Fiscal 1997") increased $28.8 million, or 76.4%, to $66.5 million from $37.7 million for the fiscal year ended September 30, 1996 ("Fiscal 1996"). Telecommunications services revenue for Fiscal 1997 increased $16.4 million, or 58.3%, to $44.6 million from $28.2 million for Fiscal 1996. The increase in telecommunications services revenue primarily from increased CLEC service revenue generated by GST USA's networks. To a lesser extent, the increase in telecommunications services revenue resulted from increased Internet, shared tenant and data services. Product revenue for Fiscal 1997 increased $12.4 million, or 129.6%, to $22.0 million from $9.6 million for Fiscal 1996. The increase in product revenue resulted from the introduction in April 1996 of NACT's STX switch and subsequent increased unit sales.

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

         OTHER EXPENSES/INCOME. For Fiscal 1997, net other expenses increased $6.3 million, or 41.5%, to $21.6 million, or 32.5% of total revenue, from $15.3 million, or 40.5% of total revenue, for Fiscal 1996. Fiscal 1997 net other expenses included a $7.4 million gain recognized on the sale of one million of GST USA's shares of NACT in February 1997. If the gain had been excluded, other expenses for Fiscal 1997 would have increased $13.8 million over Fiscal 1996. Such increase primarily resulted from increased interest expense due to the issuance of the 1995 Notes in December 1995 and the issuance of the Secured Notes in May 1997. To a lesser extent, other expenses increased due to income tax expense attributable to income of NACT, which as of March 1, 1997 was no longer consolidated for tax purposes.

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

         GST USA's net cash used in operating and investing activities was $83.5 million, $309.6 million, and $137.4 million for the three months ended December 31, 1997, Fiscal 1997 and Fiscal 1996, respectively. Net cash provided by financing activities from borrowings and contributions from GST to fund capital expenditures, acquisitions and operating losses was $226.2 million, $322.8 million and $174.9 million for the three months ended December 31, 1997, Fiscal 1997 and Fiscal 1996, respectively.

         Capital  expenditures  for the three  months  ended  December 31, 1997,
Fiscal  1997 and  Fiscal  1996 were  $46.7  million,  $224.1  million  and $96.8 million, respectively. GST USA estimates 1998 capital expenditures of approximately $245.0 million. The majority of these expenditures is expected to be made for the construction of network and longhaul fiber optic facilities and the purchase of switches and related equipment to facilitate the offering of GST USA's services. Continued significant capital expenditures are expected to be made thereafter. In addition, GST USA expects to continue to incur operating losses while it expands its business and builds its customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the extent of future expansion, acquisition opportunities and other factors beyond GST USA's control, including economic conditions, competition, regulatory developments and the availability of capital.

         In addition to GST USA's capital expenditures in Fiscal 1996, GST USA acquired the business of Texas-Ohio for a purchase price of $.6 million and the assumption of certain liabilities. All other acquisitions consummated by GST USA in Fiscal 1996 (Hawaii On Line and Tri-Star) were in consideration of Common Shares. In the first quarter of Fiscal 1997, GST USA acquired the remaining 50% interest in Phoenix Fiber Access, Inc. ("Phoenix Fiber") owned by ICG Telecom Group, Inc. ("ICG") in consideration of (i) the repayment to ICG at closing of approximately $2.1 million of intercompany indebtedness and the repayment, under certain circumstances, of up to an additional $2.0 million of such intercompany indebtedness and (ii) the indemnification of ICG in respect of all indebtedness of Phoenix Fiber to GST USA and third parties, other than certain liabilities of Phoenix Fiber that were assumed by ICG. Prior to the acquisition of the remaining 50% interest, GST USA had contributed an aggregate of $5.0 million to Phoenix Fiber. In October 1997, GST USA acquired the assets of Sprint's operations in Guam for consideration of $2.0 million in cash and $.5 million in liabilities for services to be provided to Sprint.

         In September 1996, GST Switchco, Inc. ("GST Switchco") a wholly owned subsidiary of GST USA entered into a Loan and Security Agreement (the "Siemens Loan Agreement") with Siemens Telecom Networks ("Siemens"), which provides for loans by Siemens of up to an aggregate of $226.0 million to finance the purchase of Siemens equipment and certain equipment from other suppliers. At December 31, 1997, $116.0 million of such facility was available to GST Switchco (of which $7.9 million had been provided). GST Switchco may seek to increase the amount of such facility up to $226.0 million on an as needed basis, subject to the negotiation and execution of mutually satisfactory documentation. In December 1996, GST Equipco, Inc., a wholly owned subsidiary of GST USA entered into an equipment loan and security agreement with NTFC Capital Corp., which provides for $50.0 million of equipment financing to finance the purchase of equipment and products from Northern Telecom Inc. (all of which had been provided to the Company at December 31, 1997).

         In March 1997, NACT completed an initial public offering of its common stock pursuant to which GST USA and NACT sold one million and two million shares, respectively, of NACT's common stock, resulting in net proceeds to GST USA and NACT of approximately $9.0 million and $18.1 million, respectively. In February 1998, GST USA completed the sale of its remaining interest in NACT for net proceeds of $86.5 million.

         In May 1997, GST Funding completed the Secured Notes Offering of $265.0 million principal amount of Secured Notes. Of the $255.8 million of net proceeds from the issuance of the Secured Notes, as of December 31, 1997 approximately $93.8 million had been used to purchase securities pledged to fund the first six interest payments on the Secured Notes (the first such payment of $16.4 million having been made in November 1997) and approximately $104.4 million had been used to purchase telecommunications equipment, including approximately $41.5 million that had been used to refinance indebtedness of GST USA incurred to purchase equipment. The indentures relating to the 1995 Notes and the Secured Notes include restrictive covenants which, among other items, limit or restrict additional indebtedness incurred by GST USA and GST, investment in certain subsidiaries, the sale of assets and the payment of dividends.

         In November 1997, GST completed a stock and debt offering (the "1997 Offering") which yielded net proceeds of approximately $211.2 million. The net proceeds of the 1997 Offering will be used by GST to fund the expansion of its infrastructure, the expansion of its products and service offerings and for working capital and general corporate purposes.

         As of December 31, 1997, GST USA had approximately $613.7 million of indebtedness outstanding. In addition, as of December 31, 1997, GST USA had $25.0 million of availability under a a credit facility (the "Tomen Facility") with Tomen America, Inc. and its affiliates and $108.1 million of availability under the Siemens Loan Agreement. Although GST USA's liquidity was substantially improved as a result of the proceeds received from the sale of the 1995 Notes and the Secured Notes and from the 1997 Offering, GST USA will have significant debt service obligations. GST USA will be required to make principal and interest payments of approximately $56.8 million (of which $35.1 million will be made from funds securing the Secured Notes), $61.3 million (of which $35.1 million will be made from funds securing the Secured Notes), $65.7 million (of which $17.6 million will be made from funds securing the Secured Notes), $110.2 million and $108.8 million in 1998, 1999, 2000, 2001 and 2002, respectively.
However, GST USA will need to refinance a substantial amount of such indebtedness. In addition, GST USA anticipates that cash flow from operations will be insufficient to repay the 1995 Notes and the Secured Notes in full and that such notes will need to be refinanced. The ability of GST USA to effect such refinancings will be dependent upon the future performance of GST USA, which will be subject to prevailing economic conditions and to financial, business and other factors, including factors beyond the control of GST USA. There can be no assurance that GST USA will be able to improve its earnings before fixed charges or that GST USA will be able to meet its debt service obligations.

         At December 31, 1997, GST USA had cash, cash equivalents, and investments, including restricted cash and investments, of approximately $349.4 million, compared to $229.7 million at September 30, 1997. GST and GST USA believe that the net proceeds from the sale of NACT and the cash on hand (including the remaining proceeds from the Secured Notes Offering available to purchase equipment), and borrowings expected to be available under the Tomen Facility and the Siemens Loan Agreement will provide sufficient funds for GST and GST USA to expand its business as presently planned and to fund its operating expenses through March 2000. Thereafter, GST and GST USA expect to require additional financing. In the event that GST and GST USA's plans or assumptions change or prove to be inaccurate, or its cash resources, together with borrowings under the current financing arrangements prove to be insufficient to fund GST and GST USA's growth and operations, or if GST or GST USA consummates additional acquisitions, they may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated). GST and GST USA may also seek to raise additional capital to take advantage of favorable conditions in the capital markets. There can be no assurance that additional financing will be available to GST and GST USA or, if available, that it can be concluded on terms acceptable to GST and GST USA or within the limitations contained within GST and GST USA's financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of GST and GST USA's development or expansion plans and could have material adverse effect on GST and GST USA's business. Such failure could also limit the ability of GST and GST USA to make principal and interest payments on its outstanding indebtedness. GST and GST USA have no material working capital or other credit facility under which they may borrow for working capital and other general corporate purposes. There can be no assurance that such a facility will be available to such companies in the future or that if such a facility were available, that it would be available on terms and conditions acceptable to GST and/or GST USA.

INCOME TAXES AND ADOPTION OF NEW ACCOUNTING STANDARDS

         At December 31, 1997, GST USA had a U.S. net operating loss carryforward of approximately $129.6 million. While such loss carryforwards are available to offset future taxable income of GST USA, GST USA does not expect to generate sufficient taxable income so as to utilize all or a substantial portion of such loss carryforwards prior to their expiration. Further, the utilization of net operating loss carryforwards against future taxable income is subject to limitation if GST USA experiences an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in the financial statements. GST USA is required to adopt the provisions of SFAS No. 130 in 1998, however, GST USA believes that adopting this new accounting standard will not materially impact the manner of presentation of its financial statements as currently and previously reported.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. Management has not yet evaluated the effects of this change on its reporting of segment information. GST USA will adopt SFAS No. 131 in the fiscal year ending December 31, 1998.

YEAR 2000 PROGRAM

         Many computer systems experience difficulty processing dates beyond the year 1999 and, as such, some computer hardware and software will need to be modified prior to the year 2000 to remain functional. GST USA's core internal systems that have been recently implemented are year 2000 compliant. The remaining core internal systems are scheduled to be replaced by the second quarter of 1999 and will be year 2000 compliant when installed. GST USA is also completing a preliminary assessment of year 2000 issues not related to its core systems, including issues surrounding systems that interface with external third parties. Based on its initial evaluation, GST USA does not believe that the cost of remedial actions will have a material adverse effect on GST USA's results of operations and financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of changes as the program progresses, and failure to implement such changes could have an adverse effect on future results of operations.

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

ITEM 11. EXECUTIVE COMPENSATION.
          Not required.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Not required.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          Not required.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K.

(a)(1)    Financial Statements:  see the Index to Financial Statements.
   (2)    Financial Statement Schedules:  see page S-1.
   (3)    Exhibits:
   *3(a)  Certificate of Incorporation of GST USA, as amended.
   *3(b)  By-Laws of GST USA.
 **4(a) Indenture dated as of May 13, 1997, by and among GST Funding, GST, GST USA and United States Trust Company of New York.

***4(b) Senior Notes Indenture dated as of December 19, 1995, by and among GST, GST USA and United States Trust Company of New York.
***4(c) Convertible Notes Indenture dated as of December 19, 1995, by and among GST, GST USA and United States Trust Company of New York.
 #10(a)  Stock  Purchase  Agreement  dated  December  31,  1997 by and among GST
         Telecommunications, Inc., GST USA, Inc. and World Access, Inc., incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated January 6, 1997.
##27     Financial Data Schedule.

-------------------
* Incorporated by reference to GST USA's Registration Statement on Form S-4 (No. 333-33601-02).
** Incorporated by reference to GST's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
*** Incorporated by reference to GST's Annual Report on Form 20-F for the fiscal year ended September 30, 1995.
# Incorporated by reference to Exhibit 99.2 to GST's Form 8-K dated January 6, 1998.
##       Filed herewith.
(b)      Reports on Form 8-K:  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on the 26th day of March, 1998.

                                             GST USA, INC.


                                             By: /S/ JOHN WARTA
                                                 -------------------------
                                                     John Warta,
                                                     Chairman of the Board

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities on March 26, 1998.


       SIGNATURE                                   TITLE


/S/ JOHN WARTA
---------------------------    Chairman of the Board, Chief Executive Officer
(John Warta)                   (Principal Executive Officer) and Director


/S/ DANIEL L. TRAMPUSH
---------------------------    Senior Vice President and Chief Financial Officer
(Daniel L. Trampush)           (Principal Financial Officer)


/S/ CLIFFORD V. SANDER
--------------------------     Senior Vice President, Treasurer and Assistant
(Clifford V. Sander)           Secretary (Principal Accounting Officer) and
                               Director


/S/ STEPHEN IRWIN
--------------------------     Senior Vice President, Secretary and Director
(Stephen Irwin)

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page(s)

GST USA, INC.

Independent Auditors' Report.................................................F-2

Consolidated Balance Sheets at December 31, 1997, and
  September 30, 1997 and 1996................................................F-3

Consolidated Statements of Operations for the
  three-month period ended December 31, 1997
  and the years ended September 30, 1997, 1996 and
  and 1995...................................................................F-4

Consolidated Statements of
  Shareholders' (Deficit) Equity at December 31, 1997
  September 30, 1997, 1996 and 1995..........................................F-5

Consolidated Statements of Cash Flows for the
  three-month period ended December 31, 1997
  and the years ended September 30, 1997, 1996
  and 1995...................................................................F-6

Notes to Consolidated Financial Statements...................................F-7

                          Independent Auditors' Report
                          ----------------------------



The Board of Directors and Shareholder
GST USA, Inc.:


We have audited the accompanying consolidated balance sheets of GST USA, Inc. and subsidiaries as of December 31, 1997 and September 30, 1997 and 1996, and the related consolidated statements of operations, shareholder's (deficit) equity, and cash flows for the three-month period ended December 31, 1997 and for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GST USA, Inc. and subsidiaries as of December 31, 1997 and September 30, 1997 and 1996, and the results of its operations and cash flows for the three-month period ended
December 31, 1997 and for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles.





/s/ KPMG PEAT MARWICK LLP

Portland, Oregon
February 25, 1998

                                  GST USA, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      (In thousands, except share amounts)

                                                                                                   September 30,
                                                                              December 31,      -------------------
                              Assets                                             1997           1997          1996
                              ------                                             ----           ----          ----

Current assets:
      Cash and cash equivalents                                                 $ 197,373    $  54,657    $  41,420
      Restricted cash and investments                                              31,731       50,039       16,000
      Accounts receivable, net                                                     21,254       16,232        7,186
      Receivable from parent                                                          964          964          988
      Investments                                                                   7,554        3,247        5,177
      Inventory                                                                     2,823        2,790        2,406
      Other current assets                                                         12,736       10,100        4,329
                                                                                ---------    ---------    ---------

                                                                                  274,435      138,029       77,506

Restricted investments                                                            112,719      121,711         --
Property and equipment, net                                                       402,767      359,976      124,545
Goodwill, net                                                                      17,005       19,846       21,394
Other assets, net                                                                  44,278       42,098       22,943
                                                                                ---------    ---------    ---------

                        Total assets                                            $ 851,204    $ 681,660    $ 246,388
                                                                                =========    =========    =========

        Liabilities And Shareholder's (Deficit) Equity
        ----------------------------------------------

Current liabilities:
      Accounts payable                                                          $  10,795    $  16,369    $   8,635
      Accrued expenses                                                             28,381       40,528       21,588
      Payable to parent                                                           298,889       85,775         --
      Current portion of capital lease obligations                                  5,755        5,892          286
      Current portion of long-term debt                                             3,097        2,521        3,091
      Other current liabilities                                                       994          607          686
                                                                                ---------    ---------    ---------

                                                                                  347,911      151,692       34,286
                                                                                ---------    ---------    ---------

Other liabilities                                                                   1,409        1,088          158
Capital lease obligations, less current portion                                    13,140       14,343          541
Long-term debt, less current portion                                              591,728      585,405      209,544
Minority interest                                                                  12,732       12,208          182

Commitments and contingencies

Shareholder's (deficit) equity:
      Common stock:  200 shares authorized, 10 shares
           issued and outstanding, no par value                                    78,462       78,373       69,957
      Accumulated deficit                                                        (194,178)    (161,449)     (68,280)
                                                                                ---------    ---------    ---------

                                                                                 (115,716)     (83,076)       1,677
                                                                                ---------    ---------    ---------

                        Total liabilities and shareholder's (deficit) equity    $ 851,204    $ 681,660    $ 246,388
                                                                                =========    =========    =========


See accompanying notes to consolidated financial statements.

                                  GST USA, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                 (In thousands)


                                                          Three-month
                                                         period ended       Years ended September 30,
                                                         December 31,    -------------------------------
                                                             1997         1997         1996         1995
                                                             ----         ----         ----         ----

Revenue:
      Telecommunications and other services              $  16,028    $  44,566    $  28,148    $  11,118
      Product                                                7,300       21,982        9,573        7,563
                                                           -------      -------      -------      -------

                    Total revenue                           23,328       66,548       37,721       18,681
                                                           -------      -------      -------      -------

Operating costs and expenses:
      Network expenses                                      12,226       43,746       24,955       10,103
      Facilities administration and maintenance              2,852       11,495       10,317        2,096
      Cost of product revenues                               2,328        7,141        3,974        3,096
      Selling, general and administrative                   17,577       55,773       29,259       10,008
      Research and development                                 746        2,289        1,352        1,270
      Depreciation and amortization                          7,073       17,639        7,733        2,369
                                                           -------      -------      -------      -------

                    Total operating costs and expenses      42,802      138,083       77,590       28,942
                                                           -------      -------      -------      -------

                    Loss from operations                   (19,474)     (71,535)     (39,869)     (10,261)
                                                           -------      -------      -------      -------

Other expenses (income):
      Interest income                                       (4,077)      (6,315)      (4,927)        (241)
      Interest expense, net of amounts capitalized          15,793       33,849       18,263          805
      Loss from joint venture                                 --           --          1,495          661
      Other, net                                               217       (7,415)         794          159
                                                           -------      -------      -------      -------

                                                            11,933       20,119       15,625        1,384
                                                           -------      -------      -------      -------

                    Loss before minority interest in
                        (income) loss of subsidiary
                        and income tax expense             (31,407)     (91,654)     (55,494)     (11,645)
                                                           -------      -------      -------      -------

Income tax expense:
      Current                                                  758        1,802           72           70
      Deferred                                                  92         (899)        --             96
                                                           -------      -------      -------      -------

                                                               850          903           72          166
                                                           -------      -------      -------      -------

                    Loss before minority interest in
                        (income) loss of subsidiary        (32,257)     (92,557)     (55,566)     (11,811)

Minority interest in (income) loss of subsidiary              (472)        (612)         411        2,364
                                                           -------      -------      -------      -------

                    Net loss                             $ (32,729)   $ (93,169)   $ (55,155)   $  (9,447)
                                                         =========    =========    =========    =========

See accompanying notes to consolidated financial statements.

                                  GST USA, INC.
                                AND SUBSIDIARIES

            Consolidated Statements of Shareholder's (Deficit) Equity

                      (In thousands, except share amounts)




                                                                                 Total
                                               Common Shares                  shareholder's
                                          ----------------------  Accumulated   (deficit)
                                          Shares          Amount    Deficit      Equity
                                          ------          ------    -------      ------

Balance, September 30, 1994                      10   $  16,340   $  (3,678)   $  12,662

Cash contributions from parent                 --        24,675        --         24,675
Non-cash contributions from parent             --         6,894        --          6,894
Net loss                                       --          --        (9,447)      (9,447)
                                          ---------   ---------   ---------    ---------

Balance, September 30, 1995                      10      47,909     (13,125)      34,784

Cash contributions from parent                 --         9,009        --          9,009
Non-cash contributions from parent             --        13,039        --         13,039
Net loss                                       --          --       (55,155)     (55,155)
                                          ---------   ---------   ---------    ---------

Balance, September 30, 1996                      10      69,957     (68,280)       1,677

Capital transaction, sale of subsidiary
      shares                                   --         8,416        --          8,416
Net loss                                       --          --       (93,169)     (93,169)
                                          ---------   ---------   ---------    ---------

Balance, September 30, 1997                      10      78,373    (161,449)     (83,076)

Exercise of subsidiary stock options           --            89        --             89
Net loss                                       --          --       (32,729)     (32,729)
                                          ---------   ---------   ---------    ---------

Balance, December 31, 1997                       10   $  78,462   $(194,178)   $(115,716)
                                          =========   =========   =========    =========


See accompanying notes to consolidated financial statements.

                                  GST USA, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                       Three-month
                                                                      period ended         YEARS ENDED SEPTEMBER 30,
                                                                       December 31,     -------------------------------
                                                                          1997          1997         1996         1995
                                                                          ----          ----         ----         ----
Operations:
      Net loss                                                          $ (32,729)   $ (93,169)   $ (55,155)   $  (9,447)

      Items not involving cash:
           Minority interest in income (loss) of subsidiary                   472          612         (411)      (2,364)
           Depreciation and amortization                                    7,823       19,469        8,821        2,819
           Deferred income taxes                                               92         (899)        --             96
           Accretion of interest                                            5,767       17,099       17,758         --
           Non-cash stock compensation and other expense                      374        2,521          574         --
           Loss on disposal of assets                                        --            679        1,012          122
           Loss on joint venture                                             --           --          1,495          766
           Gain on sale of subsidiary shares                                 --         (7,376)        --           --
      Changes in non-cash operating working capital:
           Accounts receivable, net                                        (4,173)      (9,696)      (2,274)      (1,522)
           Inventory                                                          (35)        (382)      (2,019)         (13)
           Other current and other assets, net                             (2,726)      (5,718)      (4,162)      (1,848)
           Accounts payable and accrued liabilities                       (17,531)      24,667        1,909         (298)
           Other liabilities                                                  708          130          153          413
                                                                          -------      -------      -------      -------

                    Cash used in operations                               (41,958)     (52,063)     (32,299)     (11,276)
                                                                          -------      -------      -------      -------

Investing:
      Acquisition of subsidiaries, net of cash acquired                    (2,105)        (673)      (1,466)         207
      Purchase of investments                                              (4,307)      (3,247)      (9,799)         (28)
      Proceeds from sales of investments                                     --          5,177        5,493         --
      Purchase of fixed assets                                            (46,475)    (221,540)     (75,698)     (27,713)
      Proceeds from sale of fixed assets                                     --          5,774            8         --
      Purchase of other assets                                               (992)     (10,359)      (7,628)      (2,150)
      Change in cash and investments restricted for the purchase
           of property and equipment                                       12,217      (59,776)     (16,000)        --
      Proceeds from sale of subsidiary shares, net                            141       27,105         --            615
                                                                          -------      -------      -------      -------

                    Cash used in investing activities                     (41,521)    (257,539)    (105,090)     (29,069)
                                                                          -------      -------      -------      -------

Financing:
      Proceeds from long-term debt                                          7,729      352,850      175,897       19,923
      Proceeds of debt payable to parent                                  212,740       82,879         --           --
      Principal payments on long-term debt and capital leases              (9,270)      (4,912)      (1,511)        (816)
      Contributions from parent                                              --           --          9,009       24,675
      Deferred debt financing costs                                           (87)     (12,004)      (8,480)        (853)
      Change in investments restricted to finance interest payments        15,083      (95,974)        --           --
                                                                          -------      -------      -------      -------

                    Cash provided by financing activities                 226,195      323,839      174,915       42,929
                                                                          -------      -------      -------      -------

                    Increase in cash and cash equivalents                 142,716       13,237       37,526        2,584

Cash and cash equivalents, beginning of year                               54,657       41,420        3,894        1,310
                                                                          -------      -------      -------      -------

Cash and cash equivalents, end of year                                  $ 197,373    $  54,657    $  41,420    $   3,894
                                                                        =========    =========    =========    =========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                            $  21,631    $   4,564    $   1,813    $     364
      Cash paid for income taxes                                            1,038          638         --            264

Supplemental schedule of non-cash investing and financing activities:
      Recorded in business combinations:
           Assets acquired                                              $   2,605    $   1,052    $  12,817    $  17,081
           Liabilities assumed                                                500          379        3,037        7,706
           Minority interest                                                 --           --         (2,686)       1,797
           Common shares of parent                                           --           --         12,465        7,241
      Amounts in accounts payable and accrued liabilities for the
           purchase of fixed assets at year-end                            19,029       19,718       18,291        4,363
      Assets acquired through capital leases                                  480       21,241         --            128


See accompanying notes to consolidated financial statements.

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)

                December 31, 1997 and September 30, 1997 and 1996

(1) Summary of Significant Accounting Policies

   (a) Description of the Company

       GST USA, Inc. (the Company) is a wholly-owned subsidiary of GST Telecommunications, Inc. (GST), a Canadian company, and is engaged in the business of providing competitive local exchange services primarily in the western United States. In addition, the Company provides a range of telecommunications services which include long distance, Internet access and data services. Upon formation of the Company in August of 1994, GST transferred all of its operating subsidiaries and equity investments to the Company.

   (b) CHANGE IN FISCAL YEAR-END

       In 1997, the Company changed its fiscal year-end from September 30 to December 31. Included in the accompanying audited financial statements are the results of operations for the three-month period ended December 31, 1997. Unaudited results of operations for the comparable three-month period ended December 31, 1996 are summarized below:

               Revenues                         $ 15,161
               Loss from operations              (15,927)
               Other expenses, net                (3,838)
               Income tax expense                    -
               Net loss                          (19,765)

   (c) BASIS OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of the Company and its greater than 50% owned subsidiaries. The Company's investments in unconsolidated companies owned 20% or more are accounted for using the equity method. All significant intercompany accounts have been eliminated.

   (d) CASH AND CASH EQUIVALENTS

       Cash equivalents consist of short-term, highly liquid investments with original maturities of ninety days or less.


                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)

(e)    ACCOUNTS AND NOTES RECEIVABLE

       The Company maintains a security interest in the telecommunications systems it sells until the Company is paid in full. Notes receivable from customers, included in accounts receivable, total $4,055, $3,334 and $623 at December 31, 1997 and September 30, 1997 and 1996, respectively. Management provides an allowance for doubtful accounts and notes based on current customer information and historical statistics. The allowance for doubtful accounts was $3,830, $3,451 and $1,183 at December 31, 1997 and September 30, 1997 and 1996, respectively.

(f)    CASH AND INVESTMENTS

       The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.

       The Company classifies its restricted investments, consisting at December 31, 1997 of $143,375 in U.S. Treasury securities and $1,075 in certificates of deposit, as available-for-sale and held-to-maturity. Held-to-maturity investments, recorded at amortized cost, totaling $81,966 and $97,049 at December 31, 1997 and September 30, 1997,
       respectively, and maturing between three months and three years, are restricted primarily for interest payments. Available-for-sale investments, totaling $62,484 and $74,701 at December 31, 1997 and September 30, 1997, respectively, and maturing between two months and one year, are restricted for equipment purchases. Available-for-sale securities are recorded at amortized cost which approximates the market value of such securities at December 31, 1997 and September 30, 1997.

       The Company's unrestricted investments totaling $7,554, $3,247 and $5,177 at December 31, 1997 and September 30, 1997 and 1996, respectively, consist of U.S. government securities and certificates of deposit, all maturing within one year, and are classified as available-for-sale which approximates market value.

                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)


(g)    INVENTORY

       Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value) and consists of the following:


                                                   December 31,  September 30,   September 30,
                                                       1997         1997             1996
                                                       ----         ----             ----

               Raw materials                         $1,577       $1,065          $  378
               Work in process                          587          499             346
               Finished and refurbished goods           659        1,226           1,682
                                                     ------       ------          ------
                              Inventory              $2,823       $2,790          $2,406
                                                     ======       ======          ======

(h)    PROPERTY AND EQUIPMENT

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

       Construction, engineering and overhead costs directly related to the development of the Company's networks are capitalized. The Company begins depreciating these costs when the networks become commercially operational. Depreciation expense totaled $5,857, $13,756, $5,496 and $1,193 for the three-month period ended December 31, 1997 and for the years ended September 30, 1997, 1996 and 1995, respectively.

(i)    GOODWILL

       Goodwill is amortized, using the straight-line method, over periods ranging from five to twenty years. The Company assesses the carrying amount of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment includes a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the goodwill to the net carrying value. Amortization charged to operations was $602, $2,385, $1,528 and $389 for the three-month period ended December 31, 1997 and for the years ended September 30, 1997, 1996 and 1995, respectively.


                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)

(j)    REVENUE RECOGNITION

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

(k)    LOSS PER SHARE

       The Company does not have any equity instruments which are considered common stock equivalents, and, as weighted average common shares total only ten for all periods, loss per share information is not meaningful and is not presented in the accompanying consolidated financial statements.

(l)    ISSUANCE OF SUBSIDIARY STOCK

       Issuances of subsidiary stock are accounted for as capital transactions in the accompanying consolidated financial statements.

(m)    MINORITY INTEREST

       In March 1997, the Company's then wholly-owned subsidiary, NACT Telecommunications, Inc. (NACT), completed an initial public offering of its common stock, pursuant to which the Company and NACT sold one and two million shares, respectively, of NACT's common stock, resulting in net proceeds of approximately $9,000 and $18,100, respectively. As a result of the offering, the Company's ownership was reduced to 63%. Minority interest represents the non-Company owned shareholder interest in NACT's equity resulting from the 1997 offering.

       As discussed in note 11, the Company sold its remaining interest in NACT in February 1998.

                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)


(n)    CONCENTRATION OF CREDIT RISK

       For purposes of segment reporting, the Company is presently operating 100% in the telecommunications industry in the United States and results of operations are derived from United States operations and substantially all assets reside in the United States. The Company is exposed to concentration of credit risk principally from accounts receivable. The Company's five largest telecommunications services customers accounted for approximately 28.8%, 38.5%, 52.9% and 26.8% of the Company's consolidated telecommunications services revenue for the three-month period ended December 31, 1997 and for the years ended September 30, 1997, 1996 and 1995, respectively.

(o)    INCOME TAXES

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

(p)    FINANCIAL INSTRUMENTS

       The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings and accounts payable and accrued liabilities approximate fair values due to the short maturity of those instruments.

       The carrying amount of the Company's long-term debt approximates its fair value. The fair value of the Company's long-term debt was determined based on quoted market prices for similar issues or on current rates available to the Company for debt of the same remaining maturities and similar terms.

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


(q)    USE OF ESTIMATES

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

(r)    ADVERTISING COSTS

       The Company expenses advertising costs as incurred.

(s)    RECLASSIFICATIONS

       Certain reclassifications have been made in the accompanying consolidated financial statements for September 30, 1997, 1996 and 1995 to conform with the December 31, 1997 presentation.

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

   (c) OTHERS

       In October 1997, the Company purchased the assets of the Guam operations of Sprint Communications Company L.P. (Sprint) which provide long distance and ancillary services in Guam. Consideration paid for this acquisition consisted of $2,000 in cash and $500 in liabilities for services to be provided to Sprint.

       In May 1996, the Company purchased from Tomen America, Inc. (Tomen) the remaining 10% interest in the GST Pacific Lightwave, Inc., a GST Telecom subsidiary which operates a fiber optic competitive local exchange network in southern California. The consideration paid for this acquisition consisted of $1,250 in cash, which was recorded as goodwill.

       During 1996, the Company acquired the assets of Reservations, Inc. dba Hawaii Online (Hawaii Online), the assets of Texas-Ohio Communications, Inc. (Texas-Ohio), and 100% of the outstanding capital stock of Tri-Star Residential Communications, Inc. (Tri-Star). Hawaii Online is an Internet service provider; Texas-Ohio is a long distance service provider; and Tri-Star provides shared tenant services consisting of long distance, cable television and security service to tenants of multi-dwelling apartment units. Consideration paid for these acquisitions consisted of 199,887 common shares of GST valued at $1,862, a commitment to issue approximately 50,887 common shares of GST valued at $604 over the next year and $719 of cash. Goodwill of $1,044 was recorded as a result of these acquisitions.

       The consolidated results of operations for the three-month period ended December 31, 1997 reflect each of the acquisitions discussed above for the full period. Pro forma results for the years ended September 30, 1997, 1996 and 1995 are not material to the financial statements and, as such, have not been presented.


                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)


(3) PROPERTY AND EQUIPMENT

                                                        December 31,       September 30,     September 30,
                                                            1997               1997              1996
                                                            ----               ----              ----

            Telecommunications networks               $   132,028           $ 95,447         $  25,551
            Electronic and related equipment               66,627             57,925            29,951
            Leasehold improvements                         20,858              8,439             3,495
            Furniture, office equipment
                   and other                               12,282             11,780             7,465
            Building                                        3,366              3,366             2,134
            Construction in progress                      192,888            202,545            62,658
                                                      -----------           --------         ---------

                                                          428,049            379,502           131,254

            Less accumulated depreciation                 (25,282)           (19,526)           (6,709)
                                                      -----------           --------         ---------

                                                      $   402,767           $359,976         $ 124,545
                                                      ===========           ========         =========

       Property and equipment includes $192,888, $202,545 and $62,658 of equipment which had not been placed in service at December 31, 1997, September 30, 1997 and 1996, respectively, and accordingly is not being depreciated. During the three-month period ended December 31, 1997 and the three years ended September 30, 1997, 1996 and 1995, $3,726, $15,170,
       $2,316 and $291 of interest, respectively, was capitalized as part of telecommunications networks and networks in progress.

(4)    ACCRUED EXPENSES

                                                        December 31,    September 30,   September 30,
                                                           1997            1997            1996
                                                           ----            ----            ----

            Fixed asset purchases                     $   12,157          $11,531         $14,153
            Carrier costs                                     23            2,113           2,659
            Accrued interest                               7,966           17,998             413
            Payroll and related liabilities                2,345            2,752           1,468
            Other                                          5,890            6,134           2,895
                                                      ----------          -------         -------

                              Total                   $   28,381          $40,528         $21,588
                                                      ==========          =======         =======


                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)


(5) LONG-TERM DEBT

                                                                  December 31,               September 30,       September 30,
                                                                      1997                       1997               1996
                                                                      ----                       ----               ----

            Senior secured notes, 13.25%,
                  due May 1, 2007                                $265,000                   $265,000            $     -
            Note payable to Tomen,
                  LIBOR plus 3% (9.0% at
                  December 31, 1997)                               61,793                     69,137               31,771
            Note payable to NTFC, LIBOR
                  plus 3.5% (9.5% at
                  December 31, 1997)                               50,000                     44,634                  -
            Note payable to Siemens,
                  LIBOR plus 3.5% (9.5%
                  at December 31, 1997)                             7,889                       5,846                 -
            Senior discount notes, 13.875%,
                  due December 15, 2005                           210,136                     203,280             177,760
            Other                                                       7                          29               3,104
                                                                 --------                     -------             -------

                                                                  594,825                     587,926             212,635

            Less current portion of
                  long-term debt                                    3,097                        2,521              3,091
                                                                 --------                     --------           --------

                                                                 $591,728                     $585,405           $209,544
                                                                 ========                     ========           ========

      The schedule of future principal payments on long-term debt is as follows:

            Year ending December 31:
                  1998                            $   3,097
                  1999                               13,196
                  2000                               19,115
                  2001                               22,242
                  2002                               22,945
                  Thereafter                        514,230
                                                  ---------

                                                  $ 594,825
                                                  =========


                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)

   (a) SENIOR SECURED NOTES

       In May of 1997, GST Equipment Funding, a wholly-owned subsidiary of the Company, issued $265,000 in Senior Secured Notes (the Secured Notes) due May 1, 2007. The Secured Notes bear interest at a rate of 13.25% with semiannual interest payments due beginning November 1, 1997. Approximately $93,790 of the proceeds were set aside to fund the first six scheduled interest payments. The remainder of the net proceeds are restricted to the purchase and installation of telecommunications equipment. The Secured Notes are secured by the equipment purchased with the proceeds and are subject to certain debt covenants.

       The Indenture provides that the Company will assume and become a direct obligor on the Secured Notes and GST will guarantee the Secured Notes on May 13, 2000, or earlier if permitted by the terms of their existing debt. Once assumed, the Secured Notes will be secured senior indebtedness of the Company. The note guarantee will be senior unsecured indebtedness of GST.

       The Secured Notes are redeemable at the option of the Company, in whole or in part, at any time, on or after May 1, 2002, initially at 106.625% of their principal amount, plus accrued and unpaid interest, declining ratably to 100% on or after May 1, 2004. If on May 13, 2000, the Company is prohibited from assuming all of the Secured Notes, the Company will redeem the portion of the Secured Notes that cannot be assumed at 101% of their principal amount plus accrued interest at the date of redemption.

   (b) TOMEN FACILITY

       In the first quarter of 1995, the Company entered into a master financing agreement with Tomen. Under the agreement, Tomen will loan up to $100,000 to subsidiaries of the Company for development and construction of network projects. As of December 31, 1997, Tomen had provided a total of $69,468 in debt financing to the Company's subsidiaries for construction and operation of its fiber optic networks in southern California, New Mexico, Arizona and Hawaii. The Tomen financing is secured by the equipment purchased with the proceeds and subject to certain debt covenants.

   (c) NTFC CAPITAL CORPORATION (NTFC) AGREEMENT

       In the first quarter of 1997, the Company entered into a $50,000 loan and security agreement with NTFC to finance the purchase of certain equipment from Northern Telecom, Inc. Amounts borrowed under the agreement bear interest at LIBOR plus 3.5% and will be repaid in twenty quarterly installments beginning in January 1999. The loan is secured by the equipment purchased with the proceeds and subject to certain debt covenants.


                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)


   (d) SIEMENS TELECOM NETWORKS (SIEMENS) AGREEMENT

       In the fourth quarter of 1996, the Company entered into a loan and security agreement with Siemens. Under the terms of the agreement, Siemens will loan up to $226,000 to the Company for the purchase and installation of telecommunications switching and related equipment. At December 31, 1997, $116,000 was available to the Company. Amounts borrowed under the agreement initially bear interest at LIBOR plus 4.5% and are secured by the equipment. Such interest decreases to LIBOR plus 3.5% at the time each initial loan is converted to a term loan, which conversion occurs at the first calendar quarter following the initial loan. The Company is committed to purchase a minimum of $16,500 in equipment over three years. Amounts borrowed under the agreement will be repaid in twenty-four quarterly installments beginning five quarters after the initial loan is converted to a term loan. The loan is subject to certain debt covenants.

   (e) SENIOR DISCOUNT NOTES

       In the first quarter of 1996, the Company issued approximately $160,000 in 13.875% Senior Discount Notes (the Senior Notes) maturing on December 15, 2005. The Senior Notes were sold at a substantial discount and there will be no accrual of cash interest prior to December 15, 2000 or payment of interest until June 15, 2001. The Senior Notes accrete to a total principal amount, due December 15, 2005, of approximately $312,400 by December 15, 2000. The Senior Notes rank in right of payment with all unsubordinated indebtedness of the Company. On or after December 15, 2000, the Senior Notes will be redeemable at the option of the Company. The Senior Notes are subject to certain debt covenants and are guaranteed by GST.

   (f) GUARANTEE OF PARENT'S DEBT

       The Company has guaranteed GST's Convertible Senior Subordinated Discount Notes (the Convertible Notes) totaling approximately $26,133 at December 31, 1997. The Convertible Notes accrete to a total principal amount, due December 15, 2005, of approximately $39,100 by December 15, 2000. On or after December 15, 2000, the Convertible Notes will be redeemable at the option of the Company and GST. The Convertible Notes are subject to certain debt covenants.


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

   (b) NON-CASH CONTRIBUTIONS FROM PARENT

       Non-cash contributions from parent consist primarily of GST stock issued in connection with the Company's acquisition of certain subsidiaries.

   (c) STOCK-BASED COMPENSATION

       Certain employees of the Company are eligible for stock option and stock bonus awards of GST's common stock. Pursuant to performance-based awards, compensation expense of $374, $2,521, $574 and $-0- for the three-month period ended December 31, 1997 and for the years ended September 30, 1997, 1996 and 1995, respectively, has been recorded in the Company's financial statements.


                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)


(7)    INCOME TAXES

       The provision for income taxes differs from the amount computed by applying the statutory income tax rate to net income before taxes for the three-month period ended December 31, 1997 and the years ended September 30, 1997, 1996 and 1995 as follows:

                                                  December 31,       September 30,            September 30,       September 30,
                                                      1997               1997                     1996                1995
                                                      ----               ----                     ----                ----

            Computed expected income
                  tax expense (benefit)
                  at statutory rate                     (34)%            (34)%                     (34)%             (34)%
            Expected state income tax
                  expense (benefit)                      (4)              (4)                       (4)               (5)
            Increase in valuation
                  allowance                              38               36                        25                 37
            Amortization of goodwill                      1                1                         1                  7
            Minority interest                             -                -                         -                 (9)
            Effect of inability to offset
                  losses of subsidiaries                  -                -                         -                  2
            Equity method accounting
                  for joint venture                       -                -                         1                  2
            Effect of acquisition of new
                  subsidiaries                            -                -                         5                  1
            Non-deductible interest                       2                2                         2                  -
            Other                                         -                -                         4                  1
                                                        ----             ----                      ----                ---

                        Income tax expense                3 %              1 %                       - %                2 %
                                                        ====             ====                      ===                 ====

                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax asset and liability are as follows:

                                                               December 31,               September 30,              September 30,
                                                                   1997                       1997                       1996
                                                                   ----                       ----                       ----

            Deferred tax assets:
                 Federal and state net operating
                     loss carryforwards                        $     47,246               $     40,106               $     16,378
                 Non-deductible interest                             18,365                     13,757                      4,608
                 Other                                                4,425                      3,692                      2,063
                                                               ------------               ------------               ------------

                           Total gross deferred
                                 tax assets                          70,036                     57,555                     23,049

                 Less valuation allowance                           (63,659)                   (51,501)                   (18,438)
                                                               ------------               ------------               ------------

            Deferred tax liabilities:
                 Furniture, fixtures and
                     equipment, due to
                     differences in depreciation                      5,376                      4,918                      2,110
                 Capitalized software/intangibles                     1,436                      1,479                      2,501
                                                               ------------               ------------               ------------

                           Total gross deferred
                                 tax liabilities                      6,812                      6,397                      4,611
                                                               ------------               ------------               ------------

                           Net deferred tax liabilities        $       (435)              $       (343)              $         -
                                                               ============               ============               ===========

       The valuation allowance for deferred tax assets as of October 1, 1994 was $713. The net change in total valuation allowance for the three-month period ended December 31, 1997 and for the years ended September 30, 1997, 1996 and 1995 was an increase of $12,158, $33,063, $14,237 and
       $3,488, respectively.


                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)


       The Company has net operating losses for income tax purposes of approximately $129,633 available to reduce United States taxable income of future years, expiring as follows:

            2006                $     405
            2007                      537
            2008                    2,800
            2009                    5,020
            2010                   36,922
            2011                   64,379
            2012                   19,570
                                 --------
                                 $129,633
                                 ========

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

(8)    LEASES

       The Company is obligated under capital leases for equipment which expire at various dates during the next twenty years. Certain of these agreements contain clauses which allow the lessor to cancel the agreement upon twelve-month written notice. However, the Company believes that the likelihood of such clauses being exercised is remote. Gross amounts of equipment and related accumulated amortization recorded under capital leases were as follows:

                                               December 31,  September 30,  September 30,
                                                  1997          1997          1996
                                                  ----          ----          ----

            Equipment                           $24,265       $24,030        $ 924
            Less accumulated amortization        (4,985)       (3,541)        (249)
                                                -------       -------        -----
                                                $19,280       $20,489        $ 675
                                                =======       =======        =====

       Amortization of assets held under capital leases is included with depreciation expense.


                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)


       The Company also has noncancelable operating leases, primarily for facilities, which expire over the next thirty years. Rental expense under operating leases was $934, $2,822, $1,443 and $800 for three-month period ended December 31, 1997 and for the years ended September 30, 1997, 1996 and 1995, respectively.

       Future minimum lease payments under noncancelable leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1997 are:

                                                Capital              Operating
                                                Leases                Leases
                                                ------                ------
            Year ending December 31:
               1998                             $ 7,717              $  4,253
               1999                               2,849                 3,768
               2000                               2,780                 3,036
               2001                               2,780                 2,461
               2002                               2,780                 2,317
               Thereafter                        12,930                 9,012
                                                --------              -------

                 Total minimum lease payments    31,836               $24,847
                                                =======               =======

            Less amount representing interest
                  (at rates ranging from
                   10% to 17%)                   12,941
                                                -------

                  Net minimum lease payments     18,895

            Less current installments of
                  obligations under
                  capital leases                  5,755
                                                -------

                Obligations under capital
                  leases, excluding
                  current installments          $13,140
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


                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)


   (b) LONG DISTANCE CARRIERS

       The Company is party to various contracts with long distance carriers pursuant to which the Company is committed to minimum service fees. The average monthly minimum commitments range from $2,300 to $6,100 per month over the next three years. The Company may be required to pay the carriers for differences between the commitment amounts and the actual amounts billed.

   (c) LEGAL PROCEEDINGS

       On August 24, 1995, Aerotel, Ltd. and Aerotel U.S.A., Inc. (collectively, "Aerotel") filed a patent infringement suit against NACT alleging that telephone systems manufactured and sold by NACT incorporate prepaid calling features which infringe upon a patent issued to Aerotel in November 1987. The complaint further alleges defamation and unfair competition by NACT and seeks various damages. NACT has filed an Answer and Counterclaim denying patent infringement, committing defamation or unfair competition and seeks judgment that the Aerotel patent is invalid and that Aerotel has misused its patent in violation of antitrust laws. On May 3, 1996, NACT served its motion for summary judgment, which the Court has indicated it will deny such motion, although the Court has not yet issued its ruling. Aerotel amended its complaint to include as defendants the Company and GST. The amended pleadings allege that the Company and GST have infringed the Aerotel patent, aided and abetted infringement by others, including NACT, and participated in, and aided and abetted alleged tortious conduct by NACT. The Company and GST have served answers denying all material allegations and intend to defend vigorously. Pretrial discovery has commenced and is scheduled to be completed in 1998. The case is not expected to be tried until late 1998 at the earliest. NACT's patent counsel believes that NACT has valid defenses to the Aerotel claims. If upheld, these defenses would also be valid for all defendants. An unfavorable decision in this action could have a material adverse effect on the Company. Based on information currently available, the Company's management is of the opinion that there will be no material impact of the Company's financial position, results of operations, or cash flows as a result of this suit. Accordingly, no provision for loss has been provided in the accompanying consolidated financial statements.

       Concurrent with the sale of NACT (see note 11), the Company and World Access, Inc. entered into an agreement whereby the Company generally will bear 50% of any damages, including reasonable attorney fees, losses, liabilities, claims and assessments, royalties and license fees. Under the agreement, subsequent to a determination, if any, by a Court that the Aerotel patent is valid and it has been infringed, the Company's liability associated with royalties and license fees, refunds and cost of product replacement or modification is limited to $2,000.


                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)


       The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

   (d) REPURCHASE AGREEMENT

       NACT is guarantor for financing transactions executed under a repurchase agreement with Zions Credit Corporation (Zions) for a maximum of $4,169 at December 31, 1997. Zions provides lease financing to NACT customers on a recourse basis.

   (e) EMPLOYMENT AGREEMENTS

       The Company has entered into employment agreements with key members of management. These agreements provide for payments based upon death, disability and change of control. The agreements also contain covenants not to compete.

(10) RELATED PARTY TRANSACTIONS

   (a) MAGNACOM WIRELESS, LLC (MAGNACOM)

       Magnacom, a company 99% owned by Pacwest Network, Inc. (PNI), which is in turn controlled by the Chief Executive Officer of the Company, and the Company have entered into a twelve-year reseller agreement (the Magnacom Reseller Agreement) pursuant to which (i) the Company has been designated a non-exclusive reseller of PCS telephone services in the markets in which Magnacom has obtained licenses, and (ii) Magnacom has agreed to use the Company on an exclusive basis to provide switched local and long distance services, and other enhanced telecommunications services, to all of Magnacom's resellers in markets where the Company has operational networks. Magnacom agreed to sell PCS minutes to the Company at five cents per minute, subject to downward adjustment to equal the most favorable rates offered to Magnacom's other resellers (but in no event less than Magnacom's cost). In connection with the Magnacom Reseller Agreement, the Company has paid a total of approximately $14,000 as pre-payments for future PCS services.


       (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)


       In addition, the Company has been granted a conditional option to acquire up to PNI's entire interest in Magnacom (currently 99%), conditioned upon Magnacom and the Company entering into an agreement for the construction and/or operation of Magnacom's facilities. The condition precedent to such option has not yet been met. Such option, if and when the condition precedent is met, shall be subject to compliance with all applicable FCC regulations relating to prior approval of any transfer of control of PCS licenses, including those relating to foreign ownership or control and requirements regarding the ownership of C and F block licenses. Accordingly, until such time as FCC regulations or administrative action permit the Company to own in excess of 25% of Magnacom, the option by its terms is limited to a 24% interest in Magnacom. The Company, Magnacom and PNI are in negotiations with respect to modifying the option in order to provide, among other things, that the Company own no more than a 25% interest in Magnacom upon exercise of such option.

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

   (c) TOMEN

       Under the Tomen facility, Tomen has the right to act as procurement agent for each network project it finances. The Company has purchased equipment through Tomen at competitive prices. Additionally, an upfront fee of 1.50% of the aggregate principal amount of each project loan advanced and a commitment fee of .50% per annum on the unused portion of each project loan is payable to Tomen.

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


                                                                     (Continued)

                                  GST USA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)


   (d) OTHER

       The Company and GST paid approximately $104, $2,066, $2,264 and $770 in legal fees during the three-month period ended December 31, 1997 and the years ended September 30, 1997, 1996 and 1995, respectively, to a firm having a member who is also a director of the Company and of GST.

       Prior to June 1997, the Company's Chief Executive Officer served as a paid consultant to Tomen. Additionally, Pacwest received a fee equal to 1% of the aggregate debt and equity financing provided by Tomen to the Company and GST through October 1997. Such fees incurred by the Company and GST totaled $437, $195 and $221 during the years ended September 30, 1997, 1996 and 1995, respectively.

       Receivables from parent are primarily comprised of expenses paid by the Company of behalf of GST.

       Payables to parent represent advances from GST to be used in constructing and operating the Company's telecommunications networks.

(11) SUBSEQUENT EVENT

       In February 1998, the Company completed the sale of its remaining interest in NACT for net proceeds of $86,545.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
GST USA, Inc.:

Under date of February 25, 1998, we reported on the consolidated balance sheets of GST USA, Inc. and subsidiaries as of December 31, 1997 and September 30, 1997 and 1996, and the related consolidated statements of operations, shareholder's (deficit) equity and cash flows for the three-month period ended December 31, 1997 and for each of the years in the three-year period ended September 30, 1997, which are included in the transition report on Form 10-K for the three-month period ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG PEAT MARWICK LLP


Portland, Oregon
February 25, 1998

                                 GST USA, INC.

                       Valuation and Qualifying Accounts

                                           Balance at    Charged     Written off   Balance at
                                           beginning   to bad debt     against      end of
Allowance for doubtful accounts            of period     expense      allowance     period
-------------------------------            ---------     -------      ---------     ------

Three months ended December 31, 1997        3,451        1,121          742        3,830

Year ended September 30, 1997               1,183        4,765        2,497        3,451

Year ended September 30, 1996               1,402        1,703        1,922        1,183

Year ended September 30, 1995                  60        1,354           12        1,402


                                  EXHIBIT INDEX

EXHIBIT

   *3(a)  Certificate of Incorporation of GST USA, as amended.
   *3(b)  By-Laws of GST USA.
  **4(a) Indenture dated as of May 13, 1997, by and among GST Funding, GST, GST USA and United States Trust Company of New York.
 ***4(b) Senior Notes Indenture dated as of December 19, 1995, by and among GST, GST USA and United States Trust Company of New York.
 ***4(c) Convertible Notes Indenture dated as of December 19, 1995, by and among GST, GST USA and United States Trust Company of New York.
  #10(a) Stock Purchase Agreement dated December 31, 1997 by and among GST, GST USA and World Access, Inc.
 ##27     Financial Data Schedule.

---------------------
* Incorporated by reference to GST USA's Registration Statement on Form S-4 (No. 333-33601-02).
** Incorporated by reference to GST's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
*** Incorporated by reference to GST's Annual Report on Form 20-F for the fiscal year ended September 30, 1995.
# Incorporated by reference to Exhibit 99.2 to GST's Form 8-K dated January 6, 1998.
##        Filed herewith.