Form 10-Q
period 1998-03-31
GST USA INC
filed 1998-05-15
CIK 1010605

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1998

                                       OR

/  /     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from  _______ to ____________

                       Commission file number 333-33601-02

                                  GST USA, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

          Delaware                                              83-0310464
--------------------------------------------------------------------------------
(State or Other Jurisdiction                        (IRS Employer Identification
 of Incorporation or Organization)                              Number)

        4001 MAIN STREET, VANCOUVER, WA                         98663
-----------------------------------------             --------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code: (360) 906-7100
                                                    --------------

                                      N/A
--------------------------------------------------------------------------------
(Former  Name,  Former  Address and Former  Fiscal Year,  if Changed  Since Last
Report)

            THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
                 INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS
                    THEREFORE FILING THIS FORM 10-Q WITH THE
                 REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 11, 1998, there were outstanding 10 shares of common stock, no par value per share, of the Registrant.

                                  GST USA, INC.


                                      INDEX

                                                                         PAGE(S)
                                                                         -------

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Consolidated Condensed Balance Sheet - March 31, 1998             3
         (unaudited) and December 31, 1997

         Consolidated Condensed Statements of Operations                   4
         - Three Months Ended March 31, 1998 and 1997
         (unaudited)

         Consolidated Condensed Statements of Cash Flows                   5
         - Three Months Ended March 31, 1998 and 1997
         (unaudited)

         Notes to Consolidated Condensed Financial                       6-7
         Statements (unaudited)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              8-10
         CONDITION AND RESULTS OF OPERATIONS (REDUCED DISCLOSURE
         NARRATIVE)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         Not Required

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 11


SIGNATURES                                                                12

                                  GST USA, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    March 31,    December 31,
                                                      1998          1997
                                                   -----------   ------------
ASSETS
  Current assets:
    Cash and cash equivalents                      $ 236,717      197,299
    Restricted cash and investments                   32,184       31,731
    Accounts receivable, net                          16,556       26,212
    Receivable from parent                               964          964
    Investments                                          308        7,554
    Inventories                                         --          2,823
    Prepaid expenses and other current assets         11,899       12,940
                                                   ---------    ---------

         Total current assets                        298,628      279,523
                                                   ---------    ---------

  Restricted investments                             103,013      112,719

  Property, plant and equipment                      472,241      433,109
    less accumulated depreciation                    (31,456)     (26,670)
                                                   ---------    ---------
                                                     440,785      406,439

  Other assets                                       105,935       99,961
    less accumulated amortization                    (18,868)     (19,698)
                                                   ---------    ---------
                                                      87,067       80,263
                                                   ---------    ---------

                                                   $ 929,493    $ 878,944
                                                   =========    =========

LIABILITIES AND SHAREHOLDER'S DEFICIT
  Current liabilities:
    Accounts payable                               $  16,312       14,531
    Accrued liabilities                               42,057       29,776
    Payable to parent                                343,435      327,140
    Current portion of capital lease obligations       4,128        6,286
    Current portion of long term debt                  3,690        3,212
    Other current liabilities                            304          994
                                                   ---------    ---------

         Total current liabilities                   409,926      381,939
                                                   ---------    ---------

  Other liabilities                                     --          1,409
  Capital lease obligation, less current portion      17,264       13,993
  Long term debt, less current portion               598,052      591,814

  Minority interest in subsidiaries                     --         12,732

  Shareholder's deficit:
    Common shares                                     78,462       78,462
    Deficit                                         (174,211)    (201,405)
                                                   ---------    ---------

         Total shareholder's deficit                 (95,749)    (122,943)
                                                   ---------    ---------

                                                   $ 929,493    $ 878,944
                                                   =========    =========

See accompanying notes to consolidated condensed financial statements.

                                  GST USA, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         Three Months
                                                        Ended March 31,
                                                    --------------------
                                                     1998           1997
                                                    -------      -------
Revenue:
        Telecommunication services                  $ 27,522    $ 19,621
        Telecommunication products                      --         5,073
                                                    --------    --------
                                                      27,522      24,694
                                                    --------    --------
Operating costs and expenses:
        Network expenses                              20,089      16,931
        Facilities administration and maintenance      3,374       2,875
        Cost of product revenues                        --         1,863
        Selling, general and administrative           19,273      15,243
        Research and development                        --           616
        Depreciation and amortization                  8,319       4,478
                                                    --------    --------
                                                      51,055      42,006
                                                    --------    --------

 Loss from operations                                (23,533)    (17,312)
                                                    --------    --------

Other expenses (income):
        Interest income                               (4,909)       (383)
        Interest expense                              15,430       4,513
        Other                                        (61,248)     (7,492)
                                                    --------    --------
                                                     (50,727)     (3,362)
                                                    --------    --------

Income (loss) before income taxes
        and minority interest                         27,194     (13,950)
                                                    --------    --------

        Income taxes                                    --          (118)
        Minority interest in income of subsidiary       --           (40)
                                                    --------    --------
                                                        --          (158)
                                                    --------    --------

Net income (loss)                                   $ 27,194    $(14,108)
                                                    ========    ========

See accompanying notes to consolidated condensed financial statements.

                                  GST USA, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         Three Months
                                                                       Ended March 31,
                                                                  -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES                                 1998          1997
                                                                  ---------     ---------
Net income (loss)                                                 $  27,194    $ (14,108)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
  Minority interest in income of subsidiary                               0           40
  Accretion of interest                                               5,870        4,031
  Depreciation and amortization                                       8,967        4,809
  Gain on sale of subsidiary shares                                 (61,292)      (7,424)
  Stock compensation                                                    943            0
  Gain on sale of fixed assets                                         (239)           0
Changes in non-cash operating working capital:
  Receivables                                                        (2,888)         678
  Inventory                                                               0         (182)
  Prepaid expenses and other                                          1,827       (1,159)
  Accounts payable and accrued liabilities                           12,671       (2,783)
  Other liabilities                                                    (100)        (208)
                                                                  ---------    ---------

Net cash used in operating activities                                (7,047)     (16,306)

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of subsidiaries, net of cash acquired                  (12,418)           0
 Proceeds from sale of subsidiary shares, net                        85,074       27,365
Cash disposed of in sale of subsidiary                               (5,252)           0
 Purchase of marketable securities                                        0       (2,000)
 Change in investments restricted for fixed asset purchases           8,011            0
 Purchase of fixed assets                                           (39,847)     (57,436)
 Purchase of other assets                                              (115)        (864)
 Proceeds from the sale of fixed assets                                 750            0
                                                                  ---------    ---------

Net cash used in investing activities                                36,203      (32,935)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long term debt                                            0       15,916
  Principal payments on long term debt and capital leases            (2,457)      (2,076)
  Deferred financing costs                                           (1,527)         (76)
  Change in investments restricted to finance interest payments       1,242            0
  Increase in payable to parent                                      13,004       53,801
                                                                  ---------    ---------

Net cash provided by financing activities                            10,262       67,565
                                                                  ---------    ---------

Net increase (decrease) in cash and cash equivalents                 39,418       18,324
Cash and cash equivalents at beginning of period                    197,299        3,372
                                                                  ---------    ---------

Cash and cash equivalents at end of period                        $ 236,717    $  21,696
                                                                  =========    =========

See accompanying notes to consolidated condensed financial statements.

                                 GST USA, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying financial statements of GST USA, Inc. ("GST USA") have been prepared in conformity with generally accepted accounting principles.
However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or for subsequent periods. These financial statements should be read in conjunction with the GST USA's audited consolidated financial statements for the three months ended December 31, 1997, as included in the GST USA's Transition Report on Form 10-K for the three month transition period ended December 31, 1997.

2.   TRANSFER OF SUBSIDIARIES

     Effective January 1, 1998, GST USA's parent, GST Telecommunications, Inc. ("GST"), transferred the ownership of GST Call America, Inc. and TotalNet Communications, Inc. (together the "Transferred Subsidiaries") to GST USA. The consolidated condensed financial statements included herein give effect to such transfer as if the Transferred Subsidiaries were consolidated into GST USA during all periods presented.

3.  NET INCOME (LOSS) PER SHARE AND SHAREHOLDER'S EQUITY

     GST USA does not have any equity instruments that are considered common stock equivalents, and, as weighted average common shares total only ten for the periods presented, all of which are owned by GST, income (loss) per share data is meaningless and is not presented in the accompanying consolidated condensed financial statements.

4.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                             Three Months
                                                            Ended March 31,
                                                       -----------------------

                                                       1998               1997
                                                       ----               ----

Cash Transactions:
  Cash paid for interest                              4,191              1,605
  Cash paid for income taxes                              -                105

Non-Cash Transactions:
  Recorded in business combinations:
       Assets                                        17,378                  -
       Liabilities                                    4,960                  -

   Disposed of in sale of subsidiary:
       Assets                                        35,480                  -
       Liabilities                                    4,218                  -
       Minority interest                             12,732                  -

   Assets acquired through capital leases             3,289                  -

   Amounts in accounts payable and accrued
   liabilities for the purchase of fixed assets
   at period end                                     20,027             15,305

5.   DISPOSITION OF SUBSIDIARY

     In February 1998, GST USA completed the sale of its remaining 63% interest in NACT Telecommunications, Inc. for net proceeds of approximately $85.0 million and recorded a gain of approximately $61.3 million on such sale.

6.   ADOPTION OF NEW ACCOUNTING STANDARD

     GST USA has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The adoption of SFAS No. 130 did not materially impact the presentation of the accompanying financial statements, and as such, no additional disclosure is included.

7.   RECENT DEVELOPMENTS

In April 1998, GST USA acquired ICON Communications Corp., a switch-based reseller of long distance and local services located in Seattle, Washington, for approximately $23.8 million in cash.

In May 1998, GST Network Funding, Inc., a wholly-owned subsidiary of GST USA, completed a private placement of $500.0 million principal amount at maturity of 10.5% senior secured discount notes due 2008 (the "1998 Notes"). The 1998 Notes will fully accrete to face value on May 1, 2003. From and after May 1, 2003, the 1998 Notes will bear interest, which will be payable in cash, at a rate of 10.5% per annum on each May 1 and November 1, commencing November 1, 2003. The net proceeds from the sale of the 1998 Notes of approximately $288.5 million are restricted for the purchase of telecommunications equipment and network infrastructure.

           ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (REDUCED DISCLOSURE NARRATIVE)

         The following narrative contains forward looking statements that involve risks and uncertainties. GST USA, Inc.'s actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors discussed herein.

OVERVIEW

         GST USA, Inc. ("GST USA") is a wholly-owned subsidiary of GST Telecommunications, Inc. ("GST"). GST USA was formed to hold the capital stock of the consolidated operating subsidiaries of GST. In December 1995, GST USA issued in a private placement its 13.875% Senior Discount Notes due 2005 (the "Senior Notes"), which are unconditionally guaranteed by GST, and GST issued its 13.875% Convertible Senior Subordinated Notes due 2005 (together with the Senior Notes, the "1995 Notes"), which are unconditionally guaranteed by GST USA. The net proceeds from the sale of the 1995 Notes were used to fund capital expenditures and for working capital.

         GST USA also purchases equipment from its wholly-owned subsidiary, GST Equipment Funding, Inc. ("GST Funding") and leases such equipment to the operating subsidiaries of GST and GST USA. GST USA is obligated to assume GST Funding's 13.25% Senior Secured Notes due 2007 (the "Secured Notes") as soon as GST USA is permitted to do so pursuant to the terms of the indenture relating to the Senior Notes. At such time, GST is obligated to guarantee the Secured Notes. GST Funding issued the Secured Notes in a private placement in May 1997. Of the $255.8 million of net proceeds from the sale of the Secured Notes, as of March 31, 1998 approximately $93.8 million had been used to purchase securities pledged to fund the first six interest payments on the Secured Notes (the first such payment of $16.4 million having been made in November 1997) and approximately $115.7 million had been used to purchase telecommunications equipment ($41.5 million of which was used to refinance intercompany indebtedness).

         GST provides a broad range of integrated telecommunications products and services, primarily to business customers located in the western continental United States and Hawaii. As a facilities-based competitive local exchange carrier ("CLEC"), GST operates state-of-the-art, digital telecommunications networks that provide an alternative to incumbent local exchange carriers. GST's full line of products, which offer a "one-stop" solution to customers' telecommunications services requirements, include local dial tone, long distance, Internet, data transmission and private line services.

         GST's digital networks currently serve 40 markets in Arizona, California, Hawaii, Idaho, New Mexico, Texas and Washington. In addition, GST has networks under construction which, when completed, will expand its regional footprint to Oregon. GST also constructs, markets and manages longhaul fiber optic facilities in Arizona, California and Hawaii. GST's longhaul fiber optic facilities currently extend over 900 miles and approximately 1,700 route miles are under construction and expected to become operational over the next 12 months.

         Management believes that the formation of an integrated regional network through the interconnection of the GST's individual networks with the longhaul fiber optic facilities will provide significant competitive and economic advantages. In addition to providing GST with a larger addressable market, the interconnection of its networks is expected to allow the GST to a carry a portion of its intra-regional telecommunications traffic on-net, thereby improving operational margins by reducing payments to other carriers for use of their facilities. In addition, increasing demand for high bandwidth capacity has created opportunities for GST to sell or lease capacity on its network to other communications carriers.

RESULTS OF OPERATIONS

         REVENUES. Total revenue for the three months ended March 31, 1998 increased $2.8 million, or 11.5%, to $27.5 million from $24.7 million for the three months ended March 31, 1997. Telecommunications services revenue for the three months ended March 31, 1998 increased $7.9 million, or 40.3%, to $27.5 million from $19.6 million for the three months ended March 31, 1997. The increase in telecommunications services revenue resulted primarily from increased local service revenue generated by GST USA's networks and from increased long distance service revenue. To a lesser extent, the increase in telecommunications services revenue resulted from the acquisition of the Guam operations of Sprint Corporation ("Sprint") in October 1997. Product revenue for the three months ended March 31, 1998 was $0 compared to $5.1 million for the three months ended March 31, 1997 due to the sale of GST USA's remaining 63% interest in NACT Telecommunications, Inc. ("NACT").

         OPERATING EXPENSES. Total operating expenses for the three months ended March 31, 1998 increased $9.1 million, or 21.5%, to $51.1 million from $42.0 million for the three months ended March 31, 1997. Network expenses, which include direct local and long distance circuit costs, increased $3.2 million, or 18.7%, to $20.1 million, or 73.0% of telecommunications services revenue for the three months ended March 31, 1998 compared to $16.9 million, or 86.3% of telecommunications services revenue for the three months ended March 31, 1997. The primary reason for the decrease in network expenses as a percent of revenue is the increase in revenues for traffic carried on GST USA's networks as a percent of total revenues. Facilities administration and maintenance expenses (consisting primarily of costs related to personnel providing maintenance, monitoring and technical assistance for the GST USA's networks) for the three months ended March 31, 1998 increased $.5 million, or 17.4%, to $3.4 million, or 12.3% of telecommunications services revenue, compared to $2.9 million, or 14.7% of telecommunications services revenue, for the three months ended March 31, 1997.

         Cost of product revenues and research and development costs were both $0 for the three months ended March 31, 1998 due to the sale of NACT.

         Selling, general and administrative expenses for the three months ended March 31, 1998 increased $4.1 million, or 26.4%, to $19.3 million from $15.2 million for the three months ended March 31, 1997. The increase is due to the expansion of GST USA's CLEC and enhanced services operations, the acquisition of three companies between October 1997 and March 1998 and the hiring of a significant number of marketing, management information and sales personnel to implement the GST USA's integrated services strategy. Such increases were offset by a decrease of $1.2 million resulting from the disposition of NACT.

         Depreciation and amortization for the three months ended March 31, 1998 increased $3.8 million, or 85.8%, to $8.3 million from $4.5 million for the three months ended March 31, 1997. Depreciation and amortization was 30.2% of total revenue for the three months ended March 31, 1998 compared to 18.1% for the three  months  ended  March 31,  1997.  The  increase  was attributable to newly-constructed networks becoming operational and the amortization of intangible assets related to GST USA's acquisitions. GST USA expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches.

         OTHER INCOME/EXPENSE. For the three months ended March 31, 1998, net other income increased $47.5 million to $50.7 million from $3.2 million for the three months ended March 31, 1997. The primary reason for the increase was a $61.3 million gain from the sale of GST USA's remaining interest in NACT. Such increase was partially offset by increased interest expense resulting from the issuance of the Secured Notes in May 1997. For the three months ended March 31, 1998, minority interest and income tax expense were $0 due to the disposition of NACT.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to Item 3 "Legal Proceedings" of the Registrant's Transition Report on Form 10-K for the three months ended December 31, 1997, and to the descriptions therein of an action commenced by US WEST Communications, Inc. ("US WEST") against members of the Arizona Corporation Commission (the "ACC"), the ACC, American Communications Services Inc., Brooks Fiber Properties Inc. and GST in the United States District Court in Arizona. On March 31, 1998, several other CLEC defendants' motions to dismiss the US WEST complaint were granted in their entirety. Many of the counts in the US WEST complaint against the Registrant are identical to those dismissed by the court in the other CLEC defendants' cases. GST is negotiating with US WEST to determine how to give effect to this order of dismissal in GST's related case. Should US WEST prevail in its suit, it could have an adverse impact on GST's operations in Arizona.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

             Exhibit 2* Agreement and Plan of Merger dated April 14, 1998, by and among GST Telecommunications, Inc., GST Merger Sub, Inc. and ICON Communications Corp.

             Exhibit 27      Financial Data Schedule

----------------
*Incorporated by reference to Exhibit 2 to the Form 10-Q for the three months ended March 31, 1998 of GST Telecommunications, Inc.

         (b)  Reports on Form 8-K

              On January 6, 1998, the  Registrant  reported on Form 8-K in "Item
5. Other Events," the announcement of an agreement for the sale by the Registrant of its interest in NACT Telecommunications, Inc. ("NACT").

              On February 27, 1998, the Registrant reported on Form 8-K in "Item
2. Acquisition or Disposition of Assets," the consummation of the sale by the Registrant of 5,113,712 shares of the common stock of NACT, representing approximately 63% of the outstanding common stock of NACT.

                               S I G N A T U R E S



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.





Date: May 14, 1998                GST USA, INC.
                                  (Registrant)




                                  /s/ Daniel L. Trampush
                                  -------------------------------------
                                  Daniel L. Trampush,
                                  (Senior Vice President and Chief
                                  Financial Officer)