Form 10-K/A
period 1997-12-31
GST USA INC
filed 1998-07-13
CIK 1010605

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K/A


(Mark One)

/ / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended_____________

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from OCTOBER 1, 1997 to DECEMBER 31, 1997

                       Commission file number 333-33601-02

                                  GST USA, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                      83-0310464
    --------------------------------              ------------------------------
    (State or other jurisdiction of                (IRS Employer Identification
     incorporation or organization                           Number)

                  4001 Main Street, Vancouver, Washington        98663
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE UNAUDITED THREE MONTHS ENDED DECEMBER 31, 1996


         REVENUES. Total revenue for the three months ended December 31, 1997 increased $10.0 million, or 43.2%, to $33.2 million from $23.2 million for the three months ended December 31, 1996. Telecommunications services revenue for the three months ended December 31, 1997 increased $7.5 million, or 40.7%, to $25.9 million from $18.4 million for the three months ended December 31, 1996. The increase in telecommunications services revenue resulted primarily from increased local and long distance service revenue generated by GST USA's networks. Additionally, during the three months ended December 31, 1997, the Company completed a $1.5 million longhaul conduit sale. To a lesser extent, the increase in revenue resulted from the acquisition of the Guam operations of Sprint in October 1997. Product revenue for the three months ended December 31, 1997 increased $2.5 million, or 52.7%, to $7.3 million from $4.8 million for the three months ended December 31, 1996. The increase in product revenue resulted primarily from increased unit sales of NACT's STX switch.

         OPERATING EXPENSES. Total operating expenses for the three months ended December 31, 1997 increased $13.5 million, or 33.3%, to $54.2 million from $40.7 million for the three months ended December 31, 1996. Network expenses, which include direct local and long distance circuit costs, increased $3.6 million, or 23.8%, to $18.4 million, or 70.8% of telecommunications services revenue for the three months ended December 31, 1997 compared to $14.8 million, or 80.4% of telecommunications services revenue for the three months ended December 31, 1996. The primary reason for the decrease in network expenses as a percent of revenue is the increase in on-net revenues generated at GST USA's network as a percent of total revenues. Facilities administration and maintenance expenses (consisting primarily of costs related to personnel providing maintenance, monitoring and technical assistance for GST USA's networks) for the three months ended December 31, 1997 decreased $.2 million, or 6.7%, to $2.9 million, or 11.2% of telecommunications services revenue, compared to $3.1 million, or 16.9% of telecommunications services revenue, for the three months ended December 31, 1996.


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


         Selling, general and administrative expenses for the three months ended December 31, 1997 increased $5.5 million, or 35.0%, to $21.3 million from $15.8 million for the three months ended December 31, 1996. The increase is due to the expansion of GST USA's CLEC and enhanced services operations and the hiring of a significant number of marketing, management information and sales personnel to implement GST USA's integrated services strategy. Selling, general and administrative expenses were 64.1% of total revenue for the three months ended December 31, 1997 compared to 68.0% of total revenue for the three months ended December 31, 1996.

         Depreciation and amortization for the three months ended December 31, 1997 increased $3.8 million, or 81.8%, to $8.5 million from $4.7 million for the three months ended December 31, 1996. The increase was attributable to newly-constructed networks becoming operational. GST USA expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization was 25.6% of total revenue for the three months ended December 31, 1997 compared to 20.2% for the three months ended December 31, 1996.

         OTHER EXPENSES/INCOME. For the three months ended December 31, 1997, net other expenses increased $9.2 million, or 232.5%, to $13.2 million, or 39.8% of total revenue, from $4.0 million, or 17.1% of total revenue, for the three months ended December 31, 1996. The primary reason for the increase was the inclusion of interest expense associated with the Secured Notes. The increase in interest expense was partially offset by interest income earned on the investment of a portion of the proceeds of the sale of the Secured Notes. To a lesser extent, net other expenses increased due to NACT's income tax expense as well as minority interest in the income of NACT.


FISCAL 1997 COMPARED TO FISCAL 1996


         REVENUES. Total revenue for the fiscal year ended September 30, 1997 ("Fiscal 1997") increased $60.9 million, or 147.5%, to $102.2 million from $41.3 million for the fiscal year ended September 30, 1996 ("Fiscal 1996"). Telecommunications services revenue for Fiscal 1997 increased $48.5 million, or 152.9%, to $80.2 million from $31.7 million for Fiscal 1996. The increase in telecommunications services revenue resulted from the inclusion of a full year of revenue from strategic acquisitions, including Call America Business Communications Corp. and affiliated companies (collectively, "GST Call America") and TotalNet Communications, Inc. ("TotalNet"), as well as increased CLEC service revenue generated by GST USA's networks. To a lesser extent, the increase in telecommunications services revenue resulted from increased Internet, shared tenant and data services. Product revenue for Fiscal 1997 increased $12.4 million, or 129.6%, to $22.0 million from $9.6 million for Fiscal 1996. The increase in product revenue resulted from the introduction in April 1996 of NACT's STX switch and subsequent increased unit sales.


         OPERATING EXPENSES. Total operating expenses for Fiscal 1997 increased $97.2 million, or 119.4%, to $178.6 million from $81.4 million for Fiscal 1996. Network expenses, which include direct local and long distance circuit costs, increased $38.1 million, or 143.6%, to $64.7 million for Fiscal 1997 compared to $26.6 million for Fiscal 1996. Facilities administration and maintenance expenses (consisting primarily of costs related to personnel providing maintenance, monitoring and technical assistance for GST USA's networks) for Fiscal 1997 increased $1.3 million, or 12.9%, to $11.6 million, or 14.5% of telecommunications services revenue, compared to $10.3 million, or 32.5% of telecommunications services revenue, for Fiscal 1996. The primary reason for the decrease in facilities administration and maintenance expenses as a percent of telecommunications services revenue was the inclusion of revenue from 1996 strategic acquisitions, a significant portion of which was generated off-net.


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


         Selling, general and administrative expenses for Fiscal 1997 increased $38.3 million, or 123.8%, to $69.2 million from $30.9 million for Fiscal 1996. The increase is due to the expansion of GST USA's CLEC and enhanced services operations and the hiring of a significant number of marketing, management information and sales personnel to implement GST USA's integrated services strategy. Selling, general and administrative expenses were 67.7% of total revenue for Fiscal 1997 compared to 74.8% of total revenue for Fiscal 1996.

         Depreciation and amortization for Fiscal 1997 increased $15.4 million, or 185.5%, to $23.7 million from $8.3 million for Fiscal 1996. The increase was attributable to newly-constructed networks becoming operational and to the amortization of intangible assets related to GST USA's acquisitions.
Depreciation and amortization was 23.2% of total revenue for Fiscal 1997 compared to 20.1% for Fiscal 1996.

         OTHER EXPENSES/INCOME. For Fiscal 1997, net other expenses increased $6.7 million, or 43.3%, to $22.1 million, or 21.7% of total revenue, from $15.4 million, or 37.4% of total revenue, for Fiscal 1996. Fiscal 1997 net other expenses included a $7.4 million gain recognized on the sale of one million of GST USA's shares of NACT in February 1997. If the gain had been excluded, other expenses for Fiscal 1997 would have increased $14.1 million over Fiscal 1996. Such increase primarily resulted from increased interest expense due to the issuance of the 1995 Notes in December 1995 and the issuance of the Secured Notes in May 1997. To a lesser extent, other expenses increased due to income tax expense attributable to income of NACT, which as of March 1, 1997 was no longer consolidated for tax purposes.

FISCAL 1996 COMPARED TO FISCAL 1995

         REVENUES. Total revenues for Fiscal 1996 increased $22.6 million, or 121.1%, to $41.3 million from $18.7 million for the fiscal year ended September 30, 1995 ("Fiscal 1995"). Telecommunications services revenues for Fiscal 1996 increased $20.6 million, or 185.4%, to $31.7 million from $11.1 million for Fiscal 1995. The increase in telecommunications services revenues resulted from the continuing growth of long distance (including revenues associated with Fiscal 1995 and 1996 acquisitions), local, Internet and data services. Acquisitions (primarily the acquisition of International Telemanagement Group, Inc. but also the acquisitions of businesses of Reservations, Inc. d/b/a/ Hawaii On Line ("Hawaii On Line") and Texas-Ohio Communications, Inc. and affiliated companies (collectively, "Texas-Ohio")) accounted for $15.1 million of the increase in such revenues. Telecommunications products revenues for Fiscal 1996 increased $2.0 million, or 26.6%, over Fiscal 1995. The increase in telecommunications products revenues resulted from the introduction by NACT of the STX product line in the third quarter of Fiscal 1996.

         OPERATING EXPENSES. Total operating expenses for Fiscal 1996 increased $52.5 million, or 181.3%, to $81.4 million from $28.9 million for Fiscal 1995. Network expenses, which include direct local and long distance circuit costs, increased $16.5 million to $26.6 million from $10.1 million for Fiscal 1995, due to an expanded customer base and increased usage. As a percentage of telecommunications services revenues, network expenses decreased from 90.9% for Fiscal 1995 to 83.8% for Fiscal 1996. Facilities administration and maintenance expenses for Fiscal 1996 increased $8.2 million to $10.3 million from $2.1 million for Fiscal 1995. As a percentage of telecommunications services revenues, facilities administration and maintenance expenses increased from 18.9% for Fiscal 1995 to 32.5% for Fiscal 1996. The increase related to additional personnel and facility costs required by continuing network expansion, a substantial portion of which are incurred before the realization of revenues.


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


         Selling, general and administrative expenses increased $20.9 million, or 208.8%, to $30.9 million from $10.0 million for Fiscal 1995. The increase was due to the expansion of GST USA's CLEC and enhanced services operations, and to a lesser extent, the acquisitions during Fiscal 1996 of Tri-Star Residential Communications Corp. and the businesses of Hawaii On Line and Texas-Ohio. The implementation of GST USA's integrated services strategy has resulted in additional marketing, management information and sales staff.

         Depreciation and amortization for Fiscal 1996 increased $5.9 million to $8.3 million from $2.4 million for Fiscal 1995 due to increased depreciation resulting from newly constructed networks becoming operational. To a lesser extent, the increase in depreciation and amortization was also due to increased amortization of intangible assets resulting from acquisitions.

         OTHER EXPENSES/INCOME. Net other expenses (income) for Fiscal 1996 increased $16.2 million to $15.4 million from $(.8) million for Fiscal 1995. The increase was principally the result of additional interest expense associated with the 1995 Notes, offset by interest income resulting from the investment of the proceeds of the sale of the 1995 Notes.


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


         GST USA's net cash used in operating and investing activities was $84.3 million, $312.2 million, and $137.2 million for the three months ended December 31, 1997, Fiscal 1997 and Fiscal 1996, respectively. Net cash provided by financing activities from borrowings and contributions from GST to fund capital expenditures, acquisitions and operating losses was $227.0 million, $325.4 million and $174.9 million for the three months ended December 31, 1997, Fiscal 1997 and Fiscal 1996, respectively.

         Capital  expenditures  for the three  months  ended  December 31, 1997,
Fiscal  1997 and  Fiscal  1996 were  $46.7  million,  $225.7  million  and $97.6 million, respectively. GST USA estimates 1998 capital expenditures of approximately $245.0 million. The majority of these expenditures is expected to be made for the construction of network and longhaul fiber optic facilities and the purchase of switches and related equipment to facilitate the offering of GST USA's services. Continued significant capital expenditures are expected to be made thereafter. In addition, GST USA expects to continue to incur operating losses while it expands its business and builds its customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the extent of future expansion, acquisition opportunities and other factors beyond GST USA's control, including economic conditions, competition, regulatory developments and the availability of capital.


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


         As of December 31, 1997, GST USA had approximately $615.3 million of indebtedness outstanding. In addition, as of December 31, 1997, GST USA had $30.5 million of availability under a credit facility (the "Tomen Facility") with Tomen America, Inc. and its affiliates and $108.1 million of availability under the Siemens Loan Agreement. Although GST USA's liquidity was substantially improved as a result of the proceeds received from the sale of the 1995 Notes and the Secured Notes and from the 1997 Offering, GST USA will have significant debt service obligations. GST USA will be required to make principal and interest payments of approximately $56.8 million (of which $35.1 million will be made from funds securing the Secured Notes), $61.3 million (of which $35.1 million will be made from funds securing the Secured Notes), $65.7 million (of which $17.6 million will be made from funds securing the Secured Notes), $110.2 million and $108.8 million in 1998, 1999, 2000, 2001 and 2002, respectively.
However, GST USA will need to refinance a substantial amount of such indebtedness. In addition, GST USA anticipates that cash flow from operations will be insufficient to repay the 1995 Notes and the Secured Notes in full and that such notes will need to be refinanced. The ability of GST USA to effect such refinancings will be dependent upon the future performance of GST USA, which will be subject to prevailing economic conditions and to financial, business and other factors, including factors beyond the control of GST USA. There can be no assurance that GST USA will be able to improve its earnings before fixed charges or that GST USA will be able to meet its debt service obligations.


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

INCOME TAXES AND ADOPTION OF NEW ACCOUNTING STANDARDS


         At December 31, 1997, GST USA had a U.S. net operating loss carryforward of approximately $146.8 million. While such loss carryforwards are available to offset future taxable income of GST USA, GST USA does not expect to generate sufficient taxable income so as to utilize all or a substantial portion of such loss carryforwards prior to their expiration. Further, the utilization of net operating loss carryforwards against future taxable income is subject to limitation if GST USA experiences an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended.


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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          See page F-1.

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

##27     Financial Data Schedule.

-----------------------------------------------------
* Incorporated by reference to GST USA's Registration Statement on Form S-4 (No. 333-33601-02).
** Incorporated by reference to GST's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
*** Incorporated by reference to GST's Annual Report on Form 20-F for the fiscal year ended September 30, 1995.
# Incorporated by reference to Exhibit 99.2 to GST's Form 8-K dated January 6, 1998.
##       Filed herewith.
(b)      Reports on Form 8-K:  None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on the 10th day of July, 1998.


                                        GST USA, INC.

                                        By: /s/ Joseph A. Basile
                                           ----------------------------------
                                           Joseph A. Basile
                                           Chief Executive Officer

                                POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph Basile, Daniel Trampush , Clifford Sander, Jack Armstrong and Robert Ferchat his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities on July 10, 1998.


        SIGNATURE                               TITLE

/s/ Joseph A. Basile              President, Chief Executive Officer
------------------------------    (Principal Executive Officer) and Director
    (Joseph A. Basile)

/s/ Daniel L. Trampush            Senior Vice President and Chief Financial
------------------------------    Officer (Principal Financial Officer)
    (Daniel L. Trampush)

/s/ Clifford V. Sander            Senior Vice President, Treasurer and Assistant
------------------------------    Secretary (Principal Accounting Officer)
    (Clifford V. Sander)

/s/ Jack G. Armstrong             Director
------------------------------
    (Jack G. Armstrong)

/s/ Robert A. Ferchat             Director
------------------------------
    (Robert A. Ferchat)

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

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
GST USA, Inc.:

We have audited the accompanying consolidated balance sheets of GST USA, Inc. and subsidiaries as of December 31, 1997 and September 30, 1997 and 1996, and the related consolidated statements of operations, shareholder's (deficit) equity, and cash flows for the three-month period ended December 31, 1997 and each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GST USA, Inc. and subsidiaries as of December 31, 1997 and September 30, 1997 and 1996, and the results of its operations and cash flows for the three-month period ended December 31, 1997 and each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles.



/s/ KPMG PEAT MARWICK LLP

Portland, Oregon
February 25, 1998

                                  GST USA, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      (In thousands, except share amounts)

                                                                                                SEPTEMBER 30,
                                                                    DECEMBER 31,           ---------------------------
                          ASSETS                                        1997               1997                 1996
                                                                        ----               ----                 ----

Current assets:
     Cash and cash equivalents                                     $  197,373           $  54,696          $   41,540
     Restricted cash and investments                                   31,731              50,039              16,000
     Accounts receivable, net                                          26,212              21,280              10,950
     Receivable from parent                                               964                 964                 988
     Investments                                                        7,554               3,247               5,177
     Inventory                                                          2,823               2,790               2,406
     Other current assets                                              12,940              10,305               4,610
                                                                    ---------            --------          ----------
                                                                      279,597             143,321              81,671

Restricted investments                                                112,719             121,711                  --
Property and equipment, net                                           406,440             363,929             127,497
Goodwill, net                                                          29,941              33,123              35,650
Other assets, net                                                      50,319              48,791              32,855
                                                                    ---------            --------          ----------
                  Total assets                                     $  879,016           $ 710,875          $  277,673
                                                                    =========            ========          ==========

       LIABILITIES AND SHAREHOLDER'S (DEFICIT) EQUITY

Current liabilities:
     Accounts payable                                              $   14,531           $  21,011          $   12,406
     Accrued expenses                                                  29,850              41,851              22,987
     Payable to parent                                                327,138             112,411              22,687
     Current portion of capital lease obligations                       6,286               6,423                 722
     Current portion of long-term debt                                  3,212               2,861               4,624
     Other current liabilities                                            994                 607                 726
                                                                    ---------            --------          ----------

                                                                      382,011             185,164              64,152
                                                                    ---------            --------          ----------

Other liabilities                                                       1,409               1,088                 158
Capital lease obligations, less current portion                        13,994              15,340               1,453
Long-term debt, less current portion                                  591,813             585,940             210,454
Minority interest                                                      12,732              12,208                 182

Commitments and contingencies

Shareholder's (deficit) equity:
     Common stock, 200 shares authorized, 10 shares
        issued and outstanding, no par value                           78,462              78,373          $   69,957
     Accumulated deficit                                             (201,405)           (167,238)            (68,683)
                                                                    ---------            --------          ----------

                                                                     (122,943)            (88,865)              1,274
                                                                    ---------            --------          ----------

      Total liabilities and shareholder's (deficit) equity         $  879,016           $ 710,875          $  277,673
                                                                    =========            ========          ==========

See accompanying notes to consolidated financial statements.

                                  GST USA, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                 (In thousands)

                                                                        THREE-MONTH
                                                                        PERIOD ENDED            YEARS ENDED SEPTEMBER 30,
                                                                        DECEMBER 31,      -----------------------------------
                                                                           1997           1997           1996            1995
                                                                           ----           ----           ----            ----
Revenue:
          Telecommunications and other services                         $  25,940      $  80,234      $  31,726      $  11,118
          Product                                                           7,300         21,982          9,573          7,563
                                                                        ---------      ---------      ---------      ---------
                       Total revenue                                       33,240        102,216         41,299         18,681
                                                                        ---------      ---------      ---------      ---------

     Operating costs and expenses:
          Network expenses                                                 18,361         64,743         26,580         10,103
          Facilities administration and maintenance                         2,906         11,643         10,317          2,096
          Cost of product revenues                                          2,328          7,141          3,974          3,096
          Selling, general and administrative                              21,322         69,152         30,901         10,008
          Research and development                                            746          2,289          1,352          1,270
          Depreciation and amortization                                     8,507         23,672          8,291          2,369
                                                                        ---------      ---------      ---------      ---------
                       Total operating costs and expenses                  54,170        178,640         81,415         28,942
                                                                        ---------      ---------      ---------      ---------
                       Loss from operations                               (20,930)       (76,424)       (40,116)       (10,261)
                                                                        ---------      ---------      ---------      ---------

     Other expenses (income):
          Interest income                                                  (4,077)        (6,315)        (4,927)          (241)
          Interest expense, net of amounts capitalized                     15,853         34,168         18,334            805
          Loss from joint venture                                            --             --            1,495            661
          Other, net                                                          139         (7,237)           794            159
                                                                        ---------      ---------      ---------      ---------
                                                                           11,915         20,616         15,696          1,384
                                                                        ---------      ---------      ---------      ---------
                       Loss before minority interest in
                          (income) loss of subsidiary and
                          income tax expense                              (32,845)       (97,040)       (55,812)       (11,645)
                                                                        ---------      ---------      ---------      ---------

     Income tax expense:
          Current                                                             758          1,802            157             70
          Deferred                                                             92           (899)          --               96
                                                                        ---------      ---------      ---------      ---------
                                                                              850            903            157            166
                                                                        ---------      ---------      ---------      ---------

                       Loss before minority interest in
                          (income) loss of subsidiary                     (33,695)       (97,943)       (55,969)       (11,811)

     Minority interest in (income) loss of subsidiary                        (472)          (612)           411          2,364
                                                                        ---------      ---------      ---------      ---------
                       Net loss                                         $ (34,167)     $ (98,555)     $ (55,558)     $  (9,447)
                                                                        =========      =========      =========      =========

                                  GST USA, INC.
                                AND SUBSIDIARIES

            Consolidated Statements of Shareholder's (Deficit) Equity

                      (In thousands, except share amounts)

                                                                                                                 TOTAL
                                                                                                                 SHAREHOLDER'S

                                                                               COMMON SHARES                ACCUMULATED  (DEFICIT)
                                                                       ---------------------------       --------------------------
                                                                         SHARES         AMOUNT             DEFICIT           EQUITY
                                                                         ------         ------             -------           ------


Balance, September 30, 1994                                                  10        $  16,340        $  (3,678)        $  12,662

Cash contributions from parent                                             --             24,675             --              24,675
Non-cash contributions from parent                                         --              6,894             --               6,894
Net loss                                                                   --               --             (9,447)           (9,447)
                                                                      ---------        ---------        ---------         ---------

Balance, September 30, 1995                                                  10           47,909          (13,125)           34,784

Cash contributions from parent                                             --              9,009             --               9,009
Non-cash contributions from parent                                         --             13,039             --              13,039
Net loss                                                                   --               --            (55,558)          (55,558)
                                                                      ---------        ---------        ---------         ---------

Balance, September 30, 1996                                                  10           69,957          (68,683)            1,274

Capital transaction, sale of subsidiary shares                             --              8,416             --               8,416
Net loss                                                                   --               --            (98,555)          (98,555)
                                                                      ---------        ---------        ---------         ---------

Balance, September 30, 1997                                                  10           78,373         (167,238)          (88,865)

Exercise of subsidiary stock options                                       --                 89             --                  89
Net loss                                                                   --               --            (34,167)          (34,167)
                                                                      ---------        ---------        ---------         ---------

Balance, December 31, 1997                                                   10        $  78,462        $(201,405)        $(122,943)
                                                                      =========        =========        =========         =========

See accompanying notes to consolidated financial statements.

                                  GST USA, INC.

                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                        THREE-MONTH
                                                                        PERIOD ENDED
                                                                        DECEMBER 31,               YEARS ENDED SEPTEMBER 30,
                                                                                        -------------------------------------------
                                                                            1997            1997            1996         1995
                                                                         ------------    ---------     -----------      ------------

Operations:
     Net loss                                                           $(34,167)      $ (98,555)       $ (55,558)      $  (9,447)
     Items not involving cash:
        Minority interest in income (loss) of subsidiary                     472             612             (411)         (2,364)
        Depreciation and amortization                                      9,251          25,769            9,382           2,819
        Deferred income taxes                                                 92            (899)              --              96
        Accretion of interest                                              5,767          17,099           17,758              --
        Non-cash stock compensation and other expense                        374           2,521              574              --
        Loss on disposal of assets                                            --             679            1,012             122
        Loss on joint venture                                                 --              --            1,495             766
        Gain on sale of subsidiary shares                                     --          (7,376)              --              --
     Changes in non-cash operating working capital:
        Accounts receivable, net                                          (3,528)        (10,148)          (2,321)         (1,522)
        Inventory                                                            (33)           (384)          (2,019)            (13)
        Other current and other assets, net                               (2,727)         (6,496)          (4,176)         (1,848)
        Accounts payable and accrued liabilities                         (18,292)         25,672            2,315            (298)
        Other liabilities                                                    708            (119)             153             413
                                                                         -------       ---------        ---------       ---------
                  Cash used in operations                                (42,083)        (51,625)         (31,796)        (11,276)
                                                                         -------       ---------        ---------       ---------

Investing:
     Acquisition of subsidiaries, net of cash acquired                    (2,105)           (673)          (1,441)            207
     Purchase of investments                                              (4,307)         (3,247)          (9,799)            (28)
     Proceeds from sales of investments                                       --           5,177            5,493              --
     Purchase of fixed assets                                            (46,489)       (223,921)         (76,126)        (27,713)
     Proceeds from sale of fixed assets                                       --           5,774                8              --
     Purchase of other assets                                             (1,688)        (11,057)          (7,575)         (2,150)
     Change in cash and investments restricted for the purchase
        of property and equipment                                         12,217         (59,776)         (16,000)             --
     Proceeds from sale of subsidiary shares, net                            141          27,105               --             615
                                                                         -------        --------        ---------       ---------

                  Cash used in investing activities                      (42,231)       (260,618)        (105,440)        (29,069)
                                                                         -------        --------        ---------       ---------
Financing:
     Proceeds from long-term debt                                          7,729         353,258          175,897          19,923
     Proceeds of debt payable to parent                                  214,353          86,828               --              --
     Principal payments on long-term debt and capital leases             (10,087)         (6,709)          (1,544)           (816)
     Contributions from parent                                                --              --            9,009          24,675
     Deferred debt financing costs                                           (87)        (12,004)          (8,480)           (853)
     Change in investments restricted to finance interest payments        15,083         (95,974)              --              --
                                                                         -------        --------        ---------       ---------

                  Cash provided by financing activities                  226,991         325,399          174,882          42,929
                                                                         -------        --------        ---------       ---------

                  Increase in cash and cash equivalents                  142,677          13,156           37,646           2,584

Cash and cash equivalents, beginning of year                              54,696          41,540            3,894           1,310
                                                                         -------       ---------        ---------       ---------
Cash and cash equivalents, end of year                                  $197,373       $  54,696        $  41,540       $   3,894
                                                                         =======       =========        =========       =========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                             $ 21,684       $   4,982        $   1,813       $     364
     Cash paid for income taxes                                            1,038             638               --             264

Supplemental schedule of non-cash investing and financing activities:
     Recorded in business combinations:
        Assets acquired                                                 $  2,605       $   1,052        $  45,477       $  17,081
        Liabilities assumed                                                  500             379           11,665           7,706
        Minority interest                                                     --              --           (2,686)          1,797
        Common shares of parent                                               --              --           35,057           7,241
     Amounts in accounts payable and accrued liabilities for the
        purchase of fixed assets at year-end                              19,029          19,718           18,291           4,363
     Assets acquired through capital leases                                  480          21,765               --             128


See accompanying notes to consolidated financial statements.

                                  GST USA, INC.

                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                December 31, 1997 and September 30, 1997 and 1996

                      (In thousands, except share amounts)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         CHANGE IN FISCAL YEAR-END

         In 1997, the Company changed its fiscal year-end from September 30 to December 31. Included in the accompanying audited financial statements are the results of operations for the three-month period ended December 31, 1997. Unaudited results of operations for the comparable three-month period ended December 31, 1996 are summarized below:

          Revenues                                       $ 23,217
          Loss from operations                            (17,432)
          Other expenses, net                              (4,034)
          Income tax expense                                   --
          Net loss                                        (21,413)

         BASIS OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its greater than 50% owned subsidiaries. The Company's investments in unconsolidated companies owned 20% or more are accounted for using the equity method. All significant intercompany accounts have been eliminated.

         As discussed in note 2, effective January 1, 1998, GST transferred to the Company the businesses of Call America Business Communications, Corp. (Call America) and TotalNet Communications, Inc. (TotalNet). The financial statements included herein have been restated to reflect the operations of Call America and TotalNet from the dates such subsidiaries were acquired by GST. The financial statements have been restated in order to conform with GST's presentation as the entities are under common control.

         CASH AND CASH EQUIVALENTS

         Cash equivalents consist of short-term, highly liquid investments with original maturities of ninety days or less.

                                 GST USA, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

         ACCOUNTS AND NOTES RECEIVABLE

         The Company maintains a security interest in the telecommunications systems it sells until the Company is paid in full. Notes receivable from customers, included in accounts receivable, total $4,055, $3,334 and $623 at December 31, 1997 and September 30, 1997 and 1996, respectively. Management provides an allowance for doubtful accounts and notes based on current customer information and historical statistics. The allowance for doubtful accounts was $3,956, $3,567 and $1,264 at December 31, 1997 and September 30, 1997 and 1996, respectively.

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

         The Company's unrestricted investments totaling $7,554, $3,247 and $5,177 at December 31, 1997 and September 30, 1997 and 1996, respectively, consist of U. S. Government securities and certificates of deposit, all maturing within one year, and are classified as available-for-sale which approximates market value.

         INVENTORY

         Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value) and consists of the following:

                                             DECEMBER 31,   SEPTEMBER 30,   SEPTEMBER 30
                                               1997             1997          1996
                                             -----------   -------------    ------------

          Raw materials                        $1,577          $1,065        $  378
          Work in process                         587             499           346
          Finished and refurbished goods          659           1,226         1,682
                                                -----           -----          ----

                            Inventory          $2,823          $2,790        $2,406
                                                =====           =====         =====

                                 GST USA, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

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

              Telecommunications networks                     20 years

              Electronic and related equipment                10 years

              Leasehold improvements                          10 years

              Furniture, office equipment and other        3 - 7 years
              Building                                        40 years

         Construction engineering and overhead costs directly related to the development of the Company's networks are capitalized. The Company begins depreciating these costs when the networks become commercially operational. Depreciation expense totaled $6,152, $14,844, $5,559 and $1,193 for the three-month period ended December 31, 1997 and for the years ended September 30, 1997, 1996 and 1995, respectively.

         GOODWILL

         Goodwill is amortized, using the straight-line method, over periods ranging from five to twenty years. The Company assesses the carrying amount of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment includes a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the goodwill to the net carrying value. Amortization charged to operations was $944, $3,894, $1,690 and $389 for the three-month period ended December 31, 1997 and for the years ended September 30, 1997, 1996 and 1995, respectively.

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

         LOSS PER SHARE

         The Company does not have any equity instruments which are considered common stock equivalents and, as weighted average common shares total only ten for all periods, loss per share information is not meaningful and is not presented in the accompanying consolidated financial statements.

                                 GST USA, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

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

         CONCENTRATION OF CREDIT RISK

         For purposes of segment reporting, the Company is presently operating 100% in the telecommunications industry in the United States and results of operations are derived from United States operations and substantially all assets reside in the United States. The Company is exposed to concentration of credit risk principally from accounts receivable. The Company's five largest telecommunications services customers accounted for approximately 17.8%, 21.4%, 46.9% and 26.8% of the Company's consolidated telecommunications services revenue for the three-month period ended December 31, 1997 and for the years ended September 30, 1997, 1996 and 1995, respectively.

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

                                 GST USA, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

         FINANCIAL INSTRUMENTS

         The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings and accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments.

         The carrying amount of the Company's long-term debt approximates its fair value. The fair value of the Company's long-term debt was determined based on quoted market prices for similar issues or on current rates available to the Company for debt of the same remaining maturities and similar terms.

         Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision . Changes in assumptions could significantly affect the estimates.

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

         ADVERTISING COSTS

         The Company expenses advertising costs as incurred.

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

                                 GST USA, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


         CALL AMERICA

         In the fourth quarter of 1996, GST acquired 100% of the outstanding capital stock of Call America, a California company that provides long distance and ancillary communications services. GST acquired Call America for consideration of 1,313,505 common shares of GST valued at $14,905. An additional 130,000 GST common shares have been placed in escrow and will be issued to the former owners of Call America in 1998, subject to certain indemnification clauses contained in the purchase agreement. Additionally, $533 in notes receivable due from the former owners of Call America will be forgiven if certain operating milestones are met over the next ten years. Goodwill of $10,175 was recorded as a result of this acquisition. Effective January 1, 1998, GST transferred the ownership of Call America to the Company.

         TOTALNET

         In the fourth quarter of 1996, GST acquired 100% of the outstanding capital stock of TotalNet, a long distance service provider. GST acquired TotalNet for consideration of 703,229 common shares of GST valued at $8,814. Goodwill of $4,774 was recorded as a result of this acquisition. Effective January 1, 1998, GST transferred the ownership of TotalNet to the Company.

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

                                 GST USA, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

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

(3)      PROPERTY AND EQUIPMENT

                                                       DECEMBER 31,      SEPTEMBER 30,       SEPTEMBER 30
                                                           1997               1997                1996
                                                       ------------      -------------       -------------

          Telecommunications networks                   $ 132,028           $ 95,447         $   25,551
          Electronic and related equipment                 68,380             59,804             31,546
          Leasehold improvements                           21,671              9,201              3,619
          Furniture, office equipment and other            14,777             14,186              8,703
          Building                                          3,366              3,366              2,134
          Construction in progress                        192,888            202,545             62,721
                                                         --------           --------          ---------
                                                          433,110            384,549            134,274

          Less accumulated depreciation                   (26,670)           (20,620)            (6,777)
                                                         --------           --------          ---------
                                                        $ 406,440           $363,929         $  127,497
                                                         ========           ========          =========

         Property and equipment includes $192,888, $202,545 and $62,721 of equipment which had not been placed in service at December 31, 1997, September 30, 1997 and 1996, respectively, and accordingly is not being depreciated. During the three-month period ended December 31, 1997 and the three years ended September 30, 1997, 1996 and 1995, $3,726, $15,170, $2,316 and $291 of interest, respectively, was capitalized as part of telecommunications networks and networks in progress.

                                 GST USA, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

(4)      ACCRUED EXPENSES

                                                         DECEMBER 31,      SEPTEMBER 30,       SEPTEMBER 30
                                                             1997              1997                1996
                                                         ------------      --------------      ------------
          Fixed asset purchases                           $  12,157         $ 11,531            $ 14,153
          Carrier costs                                          98            2,113               4,057
          Accrued interest                                    7,966           17,998                 413
          Payroll and related liabilities                     2,595            3,102               1,468
          Other                                               7,034            7,107               2,896
                                                          ---------         --------            --------
                            Total                         $  29,850         $ 41,851            $ 22,987
                                                          =========         ========            ========

(5)      LONG-TERM DEBT

                                                          DECEMBER 31,    SEPTEMBER 30,        SEPTEMBER 30
                                                               1997           1997                1996
                                                          ------------    -------------        ------------
          Senior secured notes, 13.25%, due
               May 1, 2007                                $ 265,000         $265,000             $     --
          Note payable to Tomen, LIBOR plus
               3% (9.0% at December 31, 1997)                61,793           69,137               31,771
          Note payable to NTFC, LIBOR plus
               3.5% (9.5% at December 31, 1997)              50,000           44,634                   --
          Note payable to Siemens, LIBOR plus
               3.5% (9.5% at December 31, 1997)               7,889            5,846                   --
          Senior discount notes, 13.875%, due
               December 15, 2005                            210,136          203,280              177,760
          Other                                                 207              904                5,547
                                                           --------        ---------             --------
                                                            595,025          588,801              215,078
          Less current portion of long-term
               debt                                           3,212            2,861                4,624
                                                           --------        ---------             --------
                                                          $ 591,813         $585,940             $210,454
                                                           ========          =======             ========

                                 GST USA, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


         The schedule of future principal payments on long-term debt is as follows:

          Year ending December 31:

               1998                            $   3,212
               1999                               13,281
               2000                               19,115
               2001                               22,242
               2002                               22,945
               Thereafter                        514,230
                                               ---------
                                               $ 595,025
                                               =========

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

         TOMEN FACILITY

         In the first quarter of fiscal 1995, the Company entered into a master financing agreement with Tomen. Under the agreement, Tomen will loan up to $100,000 to subsidiaries of the Company for development and construction of network projects. As of December 31, 1997, Tomen had provided a total of $69,468 in debt financing to the Company's subsidiaries for construction and operation of its fiber optic networks in southern California, New Mexico, Arizona and Hawaii. The Tomen financing is secured by the equipment purchased with the proceeds and subject to certain debt covenants.

                                 GST USA, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

         NTFC CAPITAL CORPORATION (NTFC) AGREEMENT

         In the first quarter of fiscal 1997, the Company entered into a $50,000 loan and security agreement with NTFC to finance the purchase of certain equipment from Northern Telecom, Inc. Amounts borrowed under the agreement bear interest at LIBOR plus 3.5% and will be repaid in twenty quarterly installments beginning in January 1999. The loan is secured by the equipment purchased with the proceeds and subject to certain debt covenants.

         SIEMENS TELECOM NETWORKS (SIEMENS) AGREEMENT

         In the fourth quarter of fiscal 1996, the Company entered into a loan and security agreement with Siemens. Under the terms of the agreement, Siemens will loan up to $226,000 to the Company for the purchase and installation of telecommunications switching and related equipment. At December 31, 1997, $116,000 was available to the Company. Amounts borrowed under the agreement initially bear interest at LIBOR plus 4.5% and are secured by the equipment. Such interest decreases to LIBOR plus 3.5% at the time each initial loan is converted to a term loan, which conversion occurs at the first calendar quarter following the initial loan. The Company is committed to purchase a minimum of $16,500 in equipment over three years. Amounts borrowed under the agreement will be repaid in twenty-four quarterly installments beginning five quarters after the initial loan is converted to a term loan. The loan is subject to certain debt covenants.

         SENIOR DISCOUNT NOTES

         In the first quarter of fiscal 1996, the Company issued approximately $160,000 initial accreted value of 13.875% Senior Discount Notes (the Senior Notes) maturing on December 15, 2005. The Senior Notes were sold at a substantial discount and there will be no accrual of cash interest prior to December 15, 2000 or payment of interest until June 15, 2001. The Senior Notes accrete to a total principal amount, due December 15, 2005, of approximately $312,400 by December 15, 2000. The Senior Notes rank in right of payment with all unsubordinated indebtedness of the Company. On or after December 15, 2000, the Senior Notes will be redeemable at the option of the Company. The Senior Notes are subject to certain debt covenants and are guaranteed by GST.

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

                                 GST USA, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

(6)      SHAREHOLDER'S (DEFICIT) EQUITY

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

(7)      INCOME TAXES

         The provision for income taxes differs from the amount computed by applying the statutory income tax rate to net income before taxes for the three-month period ended December 31, 1997 and the years ended September 30, 1997, 1996 and 1995 as follows:


                                                      DECEMBER 31,    SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                          1997            1997              1996               1995
                                                      -----------     ------------     -------------      -------------

          Computed expected income tax
               expense (benefit) at statutory
               rate                                      (34)%             (34)%             (34)%              (34)%
          Expected state income tax
               expense (benefit                           (4)               (4)               (4)                (5)
          Increase in valuation allowance                 37                36                20                 37
          Amortization of goodwill                         1                 1                 1                  7
          Minority interest                               --                --                --                 (9)
          Effect of inability to offset losses
               of subsidiaries                            --                --                --                  2
          Equity method accounting for
               joint venture                              --                --                 1                  2
          Effect of acquisition of new
               subsidiaries                               --                --                11                  1
          Non-deductible interest                          2                 2                 2                 --
          Other                                            1                --                 3                  1
                                                      ----------      ------------     -------------      -------------

          Income tax expense                               3%                1%               --%             2%
                                                      ==========      ============     =============      =============

                                 GST USA, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax asset and liability are as follows:

                                                           DECEMBER 31,      SEPTEMBER 30,          SEPTEMBER 30
                                                               1997              1997                  1996
                                                           ------------      -------------          ------------

          Deferred tax assets:
               Federal and state net operating
                  loss carryforwards                         $ 53,530           $ 40,269            $ 16,326
               Non-deductible interest                         11,998             13,757               4,608
               Other                                            4,484              3,736               2,063
                                                             ---------          -------             -------
                         Total gross deferred
                            tax assets                         70,012             57,762              22,997
               Less valuation allowance                       (61,581)           (49,448)            (15,386)
                                                             ---------          --------            --------
                         Total deferred tax assets              8,431              8,314               7,611
                                                             ---------          --------            -------
          Deferred tax liabilities:
               Furniture, fixtures and equipment,
                  due to differences in depreciation            5,376              4,918               2,110
               Capitalized software/intangibles                 3,490              3,739               5,501
                                                             ---------          --------            --------
                         Total gross deferred tax
                            liabilities                         8,866              8,657               7,611
                                                             ---------          --------            --------
                         Net deferred tax liabilities        $   (435)          $   (343)           $     --
                                                             =========          ========            ========

         The valuation allowance for deferred tax assets as of October 1, 1994 was $713. The net change in total valuation allowance for the three-month period ended December 31, 1997 and for the years ended September 30, 1997, 1996 and 1995 was an increase of $12,133, $34,062,
         $11,185 and $3,488, respectively.

                                 GST USA, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

         The Company has net operating losses for income tax purposes of approximately $146,843 available to reduce United States taxable income of future years, expiring as follows:

          2006                        $    405
          2007                             537
          2008                           2,800
          2009                           5,020
          2010                          36,780
          2011                          64,827
          2012                          36,474
                                      --------
                                      $146,843
                                      ========

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

                                           DECEMBER 31,  SEPTEMBER 30, SEPTEMBER 30,
                                                1997          1997        1996
                                           -----------   ------------  -------------

          Equipment                          $ 27,003       $26,769      $2,068
          Less accumulated amortization        (6,408)       (4,828)       (291)
                                             --------       -------      -------
                                             $ 20,595       $21,941      $1,777
                                             ========       =======      =======

         Amortization of assets held under capital leases is included with depreciation expense.

         The Company also has noncancelable operating leases, primarily for facilities, which expire over the next thirty years. Rental expense under operating leases was $1,114, $3,385, $1,501 and $800 for three-month period ended December 31, 1997 and for the years ended September 30, 1997, 1996 and 1995, respectively.

                                 GST USA, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

         Future minimum lease payments under noncancelable leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1997 are:

                                                                     CAPITAL      OPERATING
                                                                      LEASES       LEASES
                                                                    -----------------------

          Year ending December 31:
               1998                                                 $ 8,400       $ 4,510
               1999                                                   3,319         4,013
               2000                                                   3,176         3,054
               2001                                                   3,097         2,465
               2002                                                   2,780         2,317
               Thereafter                                            12,930         9,012
                                                                    -------       -------
                      Total minimum lease payments                   33,702       $25,371
                                                                    =======       =======

          Less amount representing interest (at rates ranging
               from 9% to 17%)                                       13,422
                                                                    -------
                      Net minimum lease payments                     20,280

          Less current installments of obligations under
               capital leases                                         6,286
                                                                    -------
                      Obligations under capital leases, excluding
                          current installments                      $13,994
                                                                    =======

(9)      COMMITMENTS AND CONTINGENCIES

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

                                 GST USA, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

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

                                 GST USA, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

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

                                 GST USA, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

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

         OTHER

         The Company and GST paid approximately $104, $2,066, $2,264 and $770 in legal fees during the three-month period ended December 31, 1997 and the years ended September 30, 1997, 1996 and 1995, respectively, to a firm for whom a director of the Company and of GST serves as counsel.

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


/s/ KPMG PEAT MARWICK LLP


Portland, Oregon
February 25, 1998

                                 GST USA. INC.
                      Valuation and Qualifying Accountants

                                           Balance at    Charged     Written off   Balance at
                                           beginning   to bad debt     against      end of
Allowance for doubtful accounts            of period     expense      allowance     period
-------------------------------            ---------     -------      ---------     ------

Three months ended December 31, 1997        3,567        1,541        1,152        3,956

Year ended September 30, 1997               1,264        5,722        3,419        3,567

Year ended September 30, 1996               1,402        1,809        1,947        1,264

Year ended September 30, 1995                  60        1,354           12        1,402


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

 **4(a) Indenture dated as of May 13, 1997, by and among GST Funding, GST, GST USA and United States Trust Company of New York.

***4(b) Senior Notes Indenture dated as of December 19, 1995, by and among GST, GST USA and United States Trust Company of New York.

***4(c) Convertible Notes Indenture dated as of December 19, 1995, by and among GST, GST USA and United States Trust Company of New York.

 #10(a) Stock Purchase Agreement dated December 31, 1997 by and among GST, GST USA and World Access, Inc.
##27     Financial Data Schedule.

-----------------------------------------------------
* Incorporated by reference to GST USA's Registration Statement on Form S-4 (No. 333-33601-02).
** Incorporated by reference to GST's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
*** Incorporated by reference to GST's Annual Report on Form 20-F for the fiscal year ended September 30, 1995.
# Incorporated by reference to Exhibit 99.2 to GST's Form 8-K dated January 6, 1998.
##       Filed herewith.