Form 10-Q
period 1998-06-30
GST USA INC
filed 1998-08-14
CIK 1010605

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________________

                       Commission file number 333-33601-02

                                  GST USA, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

          Delaware                                          83-0310464
--------------------------------------------------------------------------------
(State or Other Jurisdiction                        (IRS Employer Identification
 of Incorporation or Organization)                          Number)


        4001 MAIN STREET, VANCOUVER, WA                       98663
-----------------------------------------                   ----------
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

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 12, 1998, there were outstanding 10 shares of common stock, no par value per share, of the Registrant.

                                  GST USA, INC.

                                      INDEX

                                                                         PAGE(S)

                          PART I: FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS:

               Consolidated Condensed Balance Sheets - June 30,
               1998 (unaudited) and December 31, 1997                      3

               Consolidated Condensed Statements of Operations
               - Three Months Ended June 30, 1998 and 1997 and
               Six Months Ended June 30, 1998 and 1997
               (unaudited)                                                 4

               Consolidated Condensed Statements of Cash Flows
               - Six Months Ended June 30, 1998 and 1997
               (unaudited)                                                 5

               Notes to Consolidated Condensed Financial
               Statements (unaudited)                                    6-7


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (REDUCED DISCLOSURE
               NARRATIVE)                                               8-10

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
               Not Required

                           PART II: OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                           11


SIGNATURES                                                                12

                                  GST USA, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                        June 30, 1998                     December 31, 1997(1)
                                                                     -------------------------      ------------------------------
ASSETS
     Current assets
       Cash and cash equivalents                                           $ 172,427                           $ 197,373
       Restricted cash and investments                                        32,888                              31,731
       Accounts receivable, net                                               23,516                              26,212
       Receivable from parent                                                      -                                 964
       Investments                                                                 -                               7,554
       Prepaid expenses and other current assets                              12,511                              15,763
                                                                     ---------------                       -------------

            Total current assets                                             241,342                             279,597
                                                                     ---------------                       -------------

     Restricted investments                                                  348,195                             112,719

     Property, plant and equipment                                           529,878                             433,110
       less accumulated depreciation                                         (37,500)                            (26,670)
                                                                     ---------------                       -------------
                                                                             492,378                             406,440

     Other assets                                                            141,953                              99,961
       less accumulated amortization                                         (23,916)                            (19,701)
                                                                     ---------------                       -------------
                                                                             118,037                              80,260

                                                                         $ 1,199,952                           $ 879,016
                                                                     ===============                       =============

LIABILITIES AND SHAREHOLDERS' DEFICIT
     Current liabilities
       Accounts payable                                                     $ 25,599                            $ 14,531
       Accrued liabilities                                                    29,175                              29,850
       Payable to parent                                                     340,831                             327,138
       Current portion of capital lease obligations                            5,201                               6,286
       Current portion of long term debt                                       4,665                               3,212
       Other current liabilities                                                 479                                 994
                                                                     ---------------                       -------------

            Total current liabilities                                        405,950                             382,011
                                                                     ---------------                       -------------

     Other liabilities                                                             -                               1,409
     Capital lease obligations, less current portion                          18,430                              13,994
     Long term debt, less current portion                                    909,389                             591,813

     Minority interest in subsidiaries                                             -                              12,732

     Shareholders' deficit
       Common shares                                                          78,462                              78,462
       Deficit                                                              (212,279)                           (201,405)
                                                                     ---------------                       -------------

            Total shareholders' deficit                                     (133,817)                           (122,943)
                                                                     ---------------                       -------------

                                                                         $ 1,199,952                           $ 879,016
                                                                     ===============                       =============

(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1997 as filed on form 10-K/A.

           See notes to consolidated condensed financial statements.

                                  GST USA, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       Three Months                         Six Months
                                                                      Ended June 30,                       Ended June 30,
                                                          --------------------------------     -------------------------------------

                                                                  1998              1997             1998              1997
                                                          ---------------     ------------     -------------     -------------------
Revenue:
      Telecommunication and other services                      $ 36,929         $ 20,107          $ 64,451           $ 39,728
      Telecommunication products                                       -            5,739                 -             10,812
                                                          ---------------     ------------     -------------     -------------
                                                                  36,929           25,846            64,451             50,540
                                                          ---------------     ------------     -------------     --------------
Operating costs and expenses:
      Network expenses                                            24,919           15,203            45,008             32,134
      Facilities administration and maintenance                    3,058            4,172             6,432              7,047
      Cost of product revenues                                         -            1,547                 -              3,410
      Selling, general and administrative                         23,290           17,800            42,563             33,043
      Research and development                                         -              707                 -              1,323
      Depreciation and amortization                               10,732            5,535            19,051             10,013
                                                          ---------------     ------------     -------------     --------------
                                                                  61,999           44,964           113,054             86,970
                                                          ---------------     ------------     -------------     --------------

 Loss from operations                                            (25,070)         (19,118)          (48,603)           (36,430)
                                                          ---------------     ------------     -------------     --------------

Other expenses (income):
      Interest income                                             (6,752)          (1,739)          (11,661)            (2,122)
      Interest expense                                            19,253            9,646            34,683             14,159
      Other                                                          497             (912)          (60,751)            (8,404)
                                                          ---------------     ------------     -------------     --------------
                                                                  12,998            6,995           (37,729)             3,633
                                                          ---------------     ------------     -------------     --------------

Loss before income taxes
      and minority interest                                      (38,068)         (26,113)          (10,874)           (40,063)
                                                          ---------------     ------------     -------------     --------------

      Income taxes                                                     -             (729)                -               (847)
      Minority interest in income of subsidiaries                      -             (404)                -               (444)
                                                          ---------------     ------------     -------------     --------------
                                                                       -           (1,133)                -             (1,291)

Net loss                                                       $ (38,068)       $ (27,246)        $ (10,874)         $ (41,354)
                                                          ===============     ============     =============     ==============

            See notes to consolidated condensed financial statements.

                                  GST USA, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    Six Months
                                                                                                  Ended June 30,
                                                                                                1998            1997
                                                                                          --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                          $(10,874)      $(41,354)
Adjustments to reconcile net loss to net cash used
in operating activities:
  Minority interest in income of subsidiary                                                              -            444
  Depreciation and amortization                                                                     20,664         10,639
  Accretion of interest                                                                             16,660          8,615
  Stock compensation                                                                                 1,123              -
  Loss on disposal of assets                                                                            38              -
  Gain on sale of subsidiary shares                                                                (61,292)        (7,424)

Changes in non-cash operating working capital:
  Accounts receivable                                                                               (7,014)        (4,760)
  Prepaid expenses and other                                                                         1,274         (5,146)
  Accounts payable and accrued liabilities                                                          (6,455)         7,141
  Other liabilities                                                                                      6           (457)
                                                                                          --------------------------------

Net cash used in operating activities                                                              (45,870)       (32,302)

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of subsidiaries, net of cash acquired                                                 (35,471)             -
 Proceeds from sale of investments                                                                     318              -
 Purchase of investments                                                                                 -         (3,065)
 Purchase of fixed assets                                                                          (81,449)      (100,139)
 Purchase of other assets                                                                           (2,025)        (3,031)
 Proceeds from sale of subsidiary shares, net                                                       85,074         27,365
 Cash disposed of in sale of subsidiary                                                             (5,252)             -
 Proceeds from the  sale of fixed assets                                                             3,562          5,774
 Change in investments restricted for fixed asset purchases                                       (254,335)      (110,203)
                                                                                          --------------------------------

Net cash used in investing activities                                                             (289,578)      (183,299)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long term debt                                                                     299,874        288,138
  Principal payments on long term debt and capital leases                                           (4,430)        (3,627)
  Deferred financing costs                                                                         (12,701)        (9,661)
  Change in investments restricted to finance interest payments                                     17,703        (94,548)
  Increase in payable to parent                                                                     10,056         51,229
                                                                                          --------------------------------

Net cash provided by financing activities                                                          310,502        231,531
                                                                                          --------------------------------

Net increase (decrease) in cash and cash equivalents                                               (24,946)        15,930
Cash and cash equivalents at beginning of period                                                   197,373          3,372
                                                                                          --------------------------------

Cash and cash equivalents at end of period                                                        $172,427       $ 19,302
                                                                                          ================================

            See notes to consolidated condensed financial statements.

                                  GST USA, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying financial statements of GST USA, Inc. ("GST USA") have been prepared in conformity with generally accepted accounting principles.
However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or for subsequent periods. These financial statements should be read in conjunction with the GST USA's audited consolidated financial statements for the three months ended December 31, 1997, as included in the GST USA's Transition Report on Form 10-K, as amended for the three month transition period ended December 31, 1997.

2.   TRANSFER OF SUBSIDIARIES

     Effective January 1, 1998, GST USA's parent, GST Telecommunications, Inc. ("GST"), transferred the ownership of GST Call America, Inc. and TotalNet Communications, Inc. (together the "Transferred Subsidiaries") to GST USA. The consolidated condensed financial statements included herein have been restated to reflect the operations of the Transferred Subsidiaries from the dates such subsidiaries were acquired by GST. The financial statements have been restated in order to conform with GST's presentation as the entities are under common control.

3.   NET INCOME (LOSS) PER SHARE AND SHAREHOLDER'S EQUITY

     GST USA does not have any equity instruments that are considered common stock equivalents, and, as weighted average common shares total only ten for the periods presented, all of which are owned by GST, income (loss) per share data is meaningless and is not presented in the accompanying consolidated condensed financial statements.

4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                   Six Months
                                 ENDED JUNE 30,

                                                    1998                  1997
                                                    ----                  ----

     Cash Transactions:
       Cash paid for interest                      27,336                 1,802
       Cash paid for income taxes                       -                    62

     Non-Cash Transactions:
       Recorded in business combinations:
            Assets                                 45,719                     -
            Liabilities                            10,248                     -

        Disposed of in sale of subsidiary:
            Assets                                 35,480                     -
            Liabilities                             4,218                     -
            Minority interest                      12,732                     -

        Assets acquired through capital leases      6,043                15,052

        Amounts in accounts payable and accrued
        liabilities for the purchase of fixed assets
        at period end                              23,770                10,988

5.   DISPOSITION OF SUBSIDIARY

     In February 1998, GST USA completed the sale of its remaining 63% interest in NACT Telecommunications, Inc. for net proceeds of approximately $85.0 million and recorded a gain of approximately $61.3 million on such sale.

6.   ADOPTION OF NEW ACCOUNTING STANDARD

     GST USA has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than from transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. There was no effect from the adoption of SFAS No. 130.

7.   RECENT DEVELOPMENTS

     In April 1998, GST USA acquired ICON Communications Corp., a switch-based reseller of long distance and local services located in Seattle, Washington, for $23.8 million in cash.

     In May 1998, the GST USA completed a private placement of $500.0 million principal amount at maturity of 10.5% senior secured discount notes due 2008 (the "1998 Notes"). The 1998 Notes will fully accrete to face value on May 1, 2003. From and after May 1, 2003, the 1998 Notes will bear interest, which will be payable in cash, at a rate of 10.5% per annum on each May 1 and November 1, commencing November 1, 2003. The net proceeds from the sale of the 1998 Notes of approximately $288.9 million are restricted for the purchase of telecommunications equipment and network infrastructure.

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

            GST USA also purchases equipment from its wholly-owned subsidiaries, GST Equipment Funding, Inc. ("GST Funding") and GST Network Funding, Inc. ("GST Network") and leases such equipment to the operating subsidiaries of GST. GST USA is obligated to assume GST Funding's 13.25% Senior Secured Notes due 2007 (the "Secured Notes") and GST Network's 10.5% Senior Secured Discount Notes due 2008 (the "1998 Notes") as soon as GST USA is permitted to do so pursuant to the terms of its outstanding indebtedness. At such time, GST is obligated to guarantee the Secured Notes and the 1998 Notes. GST Funding issued the Secured Notes in a private placement in May 1997. Of the $255.8 million of net proceeds from the sale of the Secured Notes, as of June 30, 1998 approximately $93.8 million had been used to purchase securities pledged to fund the first six interest payments on the Secured Notes (the first two payments totaling $33.9 million having been made as of June 30, 1998) and approximately $145.9 million had been used to purchase telecommunications equipment ($41.5 million of which was used to refinance intercompany indebtedness). GST Network issued the 1998 Notes in a private placement in May 1998. The $288.9 million in net proceeds from the sale of the 1998 Notes is restricted for the purchase of telecommunications equipment and network infrastructure. None of such proceeds had been used as of June 30, 1998.

            GST provides a broad range of integrated telecommunications products and services, primarily to business customers located in California, Hawaii and other western continental states. As a facilities-based competitive local exchange carrier ("CLEC"), GST operates state-of-the-art, digital telecommunications networks that provide an alternative to incumbent local exchange carriers. GST's full line of products, which offer a "one-stop" solution to customers' telecommunications services requirements, include local dial tone, long distance, Internet, data transmission and private line services.

            GST's digital networks currently serve 41 markets in Arizona, California, Hawaii, Idaho, New Mexico, Oregon, Texas and Washington. GST also constructs, markets and manages longhaul fiber optic facilities in Arizona, California and Hawaii. GST's longhaul fiber optic facilities currently extend over 1,300 miles and approximately 1,800 route miles are under construction and expected to become operational over the next 12 months.

            Management believes that the formation of an integrated regional network through the interconnection of the GST's individual networks with the longhaul fiber optic facilities will provide significant competitive and economic advantages. In addition to providing GST with a larger addressable market, the interconnection of its networks is expected to allow the GST to carry a portion of its intra-regional telecommunications traffic on-net, thereby improving operational margins by reducing payments to other carriers for use of their facilities. In addition, increasing demand for high bandwidth capacity has created opportunities for GST to sell or lease capacity on its network to other communications carriers.

            GST plans to build specific network segments or to lease capacity as economically justified and as the demands of its customers warrant. Management believes that pursuing the "smart-build" approach should permit GST to provide for ongoing capital expenditures on a "success basis" and allow GST to build its customer base through an increased focus on sales, marketing and operations support systems. "Smart-builds" also provide GST with the ability to address attractive service areas selectively throughout its targeted markets.

RESULTS OF OPERATIONS

            REVENUES. Total revenues for the three and six month periods ended June 30, 1998 increased $11.1 million, or 42.9%, and $13.9 million, or 27.5%, respectively, over the comparable three and six month periods ended June 30, 1997. Telecommunications and other services revenues for the three and six month periods ended June 30, 1998 increased $16.8 million, or 83.7%, and $24.7 million, or 62.2%, respectively, over the comparable periods in the previous year. The increase in telecommunications and other services revenues resulted primarily from strategic acquisitions, including the acquisitions of the Guam operations of Sprint Corporation in October 1997 and ICON Communications, Corp. ("ICON") in April 1998, and from increased local service revenue generated by GST USA's networks. To a lesser extent, the increase in telecommunications and other services revenues resulted from increased long distance, Internet and data services and from revenues generated from the sale of network conduit systems. Due to the sale of GST USA's remaining 63% interest in NACT Telecommunications, Inc. ("NACT"), telecommunications products revenues were $0 in each of the three and six month periods ended June 30, 1998 compared to $5.7 million and $10.8 million for the comparable periods in 1997.

            OPERATING EXPENSES. Total operating expenses for the three and six month periods ended June 30, 1998 increased $17.0 million, or 37.9%, and $26.1 million, or 30.0%, respectively, over the three and six month periods ended June 30, 1997. Network expenses, which include direct local and long distance circuit costs, were 67.5% and 69.8%, respectively, of telecommunications and other services revenues for the three and six month periods ended June 30, 1998, compared to 75.6% and 80.9% for the comparable periods in the previous year. The decrease in network expenses as a percent of telecommunications and other services revenues resulted from the inclusion of strategic acquisitions and an increase in revenues for traffic carried on GST USA's network as a percent of total revenues. Facilities administration and maintenance expenses for the three and six month periods ended June 30, 1998 were 8.3% and 10.0%, respectively, of telecommunications and other services revenues compared to 20.7% and 17.7% for the comparable periods ended June 30, 1997. The primary reason for the decrease in these expenses as a percent of telecommunications and other services revenues is the inclusion of revenue from strategic acquisitions, substantially all of which are not generated on GST USA's networks.

            Cost of product revenues and research and development costs were both $0 for each of the three and six month periods ended June 30, 1998 due to the sale of NACT.

            Selling, general and administrative expenses for the three and six month periods ended June 30, 1998 increased $5.5 million, or 30.8%, and $9.5 million, or 28.8%, respectively, over the three and six months ended June 30, 1997. The increase is due to the expansion of GST USA's CLEC and enhanced services operations, which has resulted in additional marketing, management information and sales staff, and to selling, general and administrative expenses of strategic acquisitions. As a percent of total revenue, selling, general and administrative expenses for the three and six month periods ended June 30, 1998 were 63.1% and 66.0%, respectively, compared to 68.9% and 65.4% for the comparable periods ended June 30, 1997.

            Depreciation and amortization for the three and six month periods ended June 30, 1998 increased $5.2 million and $9.0 million, respectively, over the comparable periods in the previous year. The increase is attributable to newly-constructed networks becoming operational and to the amortization of intangible assets related to GST USA's acquisitions. GST USA expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization expense was 29.1% and 29.6% of total revenue for the three and six month periods ended June 30, 1998 compared to 21.4% and 19.8% for the comparable periods ended June 30, 1997.

            OTHER EXPENSES/INCOME. For the three and six months ended June 30, 1998, GST USA recorded net other expense of $13.0 million and net other income of $37.7 million, respectively, compared to net other expense of $8.1 million and $4.9 million for the comparable periods ended June 30, 1997. For the three month period ended June 30, 1998 the primary reason for the increase in net other expenses as compared to the same period in 1997 was increased interest expense resulting from the issuance in May 1997 of the Secured Notes and the issuance in May 1998 of the 1998 Notes. For the six month period ended June 30, 1998, net other income includes a $61.3 million gain resulting from the sale of NACT.

                           PART II: OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 27                    Financial Data Schedule

         (b)  Reports on Form 8-K

              On May 4, 1998, the Registrant reported on Form 8-K in "Item 5. Other Events," the completion of a private placement by GST Network Funding, Inc., a wholly-owned subsidiary of the Registrant, of $500 million principal amount at maturity of senior secured discount notes.

                               S I G N A T U R E S


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.





Date: AUGUST 13, 1998                  GST USA, INC.
                                       (Registrant)




                                       /S/ DANIEL L. TRAMPUSH
                                       -----------------------------------------
                                           Daniel L. Trampush,
                                           (Senior Vice President and Chief
                                           Financial Officer)