Form 10-Q
period 1998-09-30
GST USA INC
filed 1998-11-17
CIK 1010605

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

                       Commission file number 333-33601-02

                                  GST USA, INC.

             (Exact name of Registrant as Specified in its Charter)

            Delaware                                         83-0310464
   (State or Other Jurisdiction                   (IRS Employer Identification
 of Incorporation or Organization)                            Number)



     4001 Main Street, Vancouver, WA                                98663
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code: (360) 356-7100

                                       N/A


(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

      THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
                      H(1)(a) AND (b) OF FORM 10-Q AND IS
                    THEREFORE FILING THIS FORM 10-Q WITH THE
                 REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   Yes  X    No
                                                                ---      ---

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 13, 1998, there were outstanding 10 shares of common stock, no par value per share, of the Registrant.

                                  GST USA, INC.


                                      INDEX

                                                                         PAGE(S)


                          PART I: FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS:

          Consolidated Condensed Balance Sheets - September 30,
          1998 (unaudited) and December 31, 1997                              2

          Consolidated Condensed Statements of Operations
          - Three Months Ended September 30, 1998 and 1997 and
          Nine Months Ended September 30, 1998 and 1997
          (unaudited)                                                         3

          Consolidated Condensed Statements of Cash Flows
          - Nine Months Ended September 30, 1998 and 1997
          (unaudited)                                                         4

          Notes to Consolidated Condensed Financial
          Statements (unaudited)                                              5


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (REDUCED DISCLOSURE
          NARRATIVE)                                                          7

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Not Required

                           PART II: OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                  11

ITEM 5.   OTHER INFORMATION                                                  11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   11


SIGNATURES                                                                   12

                                  GST USA, Inc.
                      Consolidated Condensed Balance Sheets
              September 30, 1998 (unaudited) and December 31, 1997
                                 (In thousands)

                                                    September 30, 1998   December 31, 1997 (1)
                                                    ------------------   --------------------
ASSETS
    Current assets
      Cash and cash equivalents                          $   103,044       $   197,373
      Restricted cash and investments                         33,430            31,731
      Accounts receivable, net                                31,761            26,212
      Receivable from parent                                    --                 964
      Investments                                               --               7,554
      Prepaid expenses and other current assets               10,724            15,763
                                                         -----------       -----------

           Total current assets                              178,959           279,597
                                                         -----------       -----------

    Restricted investments                                   332,024           112,719

    Property, plant and equipment                            606,001           433,110
      less accumulated depreciation                          (45,442)          (26,670)
                                                         -----------       -----------
                                                             560,559           406,440

    Other assets                                             142,513            99,961
      less accumulated amortization                          (43,807)          (19,701)
                                                         -----------       -----------
                                                              98,706            80,260

                                                         $ 1,170,248       $   879,016
                                                         ===========       ===========

LIABILITIES AND SHAREHOLDER'S DEFICIT
    Current liabilities
      Accounts payable                                   $    31,260       $    14,531
      Accrued liabilities                                     37,067            29,850
      Payable to parent                                      344,027           327,138
      Current portion of capital lease obligations             6,180             6,286
      Current portion of long term debt                        4,016             3,212
      Other current liabilities                                6,799               994
                                                         -----------       -----------

           Total current liabilities                         429,349           382,011
                                                         -----------       -----------

    Other liabilities                                           --               1,409
    Capital lease obligations, less current portion           19,301            13,994
    Long term debt, less current portion                     910,952           591,813

    Minority interest in subsidiaries                           --              12,732

    Shareholder's deficit
      Common shares                                           78,462            78,462
      Accumulated deficit                                   (267,816)         (201,405)
                                                         -----------       -----------

           Total shareholder's deficit                      (189,354)         (122,943)
                                                         -----------       -----------

                                                         $ 1,170,248       $   879,016
                                                         ===========       ===========

(1) The information in this column was derived from the GST USA's audited financial statements as of December 31, 1997 as filed on Form 10-K, as amended.

See notes to consolidated condensed financial statements.

                                  GST USA, Inc.
                 Consolidated Condensed Statement of Operations
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                          Three Months                     Nine Months
                                                       Ended September 30,             Ended September 30,
                                                    -------------------------       --------------------------
                                                         1998            1997            1998            1997
                                                    ---------       ---------       ---------       ---------
Revenue:
     Telecommunication and other services           $  40,699       $  22,069       $ 105,150       $  61,797
     Telecommunication products                          --             6,391            --            17,203
                                                    ---------       ---------       ---------       ---------
                                                       40,699          28,460         105,150          79,000
                                                    ---------       ---------       ---------       ---------
Operating costs and expenses:
     Network expenses                                  27,100          16,873          72,108          49,007
     Facilities administration and maintenance          3,397           1,950           9,829           8,318
     Cost of product revenues                            --             1,903            --             5,313
     Selling, general and administrative               23,170          21,212          65,733          54,255
     Research and development                            --               556            --             1,879
     Depreciation and amortization                     12,079           8,978          31,130          18,991
                                                    ---------       ---------       ---------       ---------
                                                       65,746          51,472         178,800         137,763
                                                    ---------       ---------       ---------       ---------

 Loss from operations                                 (25,047)        (23,012)        (73,650)        (58,763)
                                                    ---------       ---------       ---------       ---------

Other expenses (income):
     Interest income                                   (7,462)         (3,500)        (19,123)         (5,622)
     Interest expense                                  21,649          15,402          56,332          29,561
     Other                                             16,303             651         (44,448)         (7,074)
                                                    ---------       ---------       ---------       ---------
                                                       30,490          12,553          (7,239)         16,865
                                                    ---------       ---------       ---------       ---------

Loss before income taxes
     and minority interest                            (55,537)        (35,565)        (66,411)        (75,628)
                                                    ---------       ---------       ---------       ---------

     Income taxes                                        --                16            --              (831)
     Minority interest in loss of subsidiaries           --              (221)           --              (665)
                                                    ---------       ---------       ---------       ---------
                                                         --              (205)           --            (1,496)
                                                    ---------       ---------       ---------       ---------

Net loss                                            $ (55,537)      $ (35,770)      $ (66,411)      $ (77,124)
                                                    =========       =========       =========       =========


            See notes to consolidated condensed financial statements.

                                  GST USA, Inc.
                 Consolidated Condensed Statement of Cash Flows
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                                           Nine Months
                                                                        Ended September 30,
                                                                     ------------------------
                                                                       1998             1997
                                                                     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $ (66,411)      $ (77,124)
Adjustments to reconcile net loss to net cash used
in operating activities:
  Minority interest in income of subsidiary                               --               665
  Depreciation and amortization                                         33,897          20,383
  Deferred income taxes                                                   --              (899)
  Accretion of interest                                                 25,636          13,083
  Stock compensation                                                     1,123           2,521
  Loss on disposal of assets                                                38             679
  Gain on sale of subsidiary shares                                    (61,292)         (7,376)
  Loss reserve on long term assets                                      15,668            --

Changes in non-cash operating working capital:
  Accounts receivable                                                  (15,259)         (6,726)
  Prepaids expenses and other current assets                             1,993            (934)
  Accounts payable and accrued liabilities                               6,306          40,929
  Other liabilities                                                      6,326              45
                                                                     ---------       ---------

Net cash used in operating activities                                  (51,975)        (14,754)
                                                                     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of subsidiaries, net of cash acquired                     (35,471)           --
 Proceeds from sale of investments                                         308            --
 Purchase of investments                                                  --            (2,841)
 Purchase of fixed assets                                             (147,918)       (175,684)
 Purchase of other assets                                               (2,659)         (8,551)
 Proceeds from sale of subsidiary shares, net                           85,074          27,105
 Cash disposed of in sale of subsidiary                                 (5,252)           --
 Proceeds from the sale of fixed assets                                  3,562           5,774
 Change in investments restricted for fixed asset purchases           (237,685)        (66,234)
                                                                     ---------       ---------

Net cash used in investing activities                                 (340,041)       (220,431)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long term debt                                         300,562         326,317
  Principal payments on long term debt and capital leases              (21,325)         (4,077)
  Deferred financing costs                                             (12,614)        (11,404)
  Change in investments restricted to finance interest payments         16,682         (95,975)
  Increase in payable to parent                                         14,382          70,077
                                                                     ---------       ---------

Net cash provided by financing activities                              297,687         284,938
                                                                     ---------       ---------

Net increase (decrease) in cash and cash equivalents                   (94,329)         49,753
Cash and cash equivalents at beginning of period                       197,373           4,943
                                                                     ---------       ---------

Cash and cash equivalents at end of period                           $ 103,044       $  54,696
                                                                     =========       =========

            See notes to consolidated condensed financial statements.

                                  GST USA, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying consolidated condensed financial statements have been prepared by GST USA, Inc. ("GST USA"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or for subsequent periods. These financial statements should be read in conjunction with GST USA's audited consolidated financial statements for the three months ended December 31, 1997, as included in GST USA's Transition Report on Form 10-K for the three month transition period ended December 31, 1997, as amended.

2.    TRANSFER OF SUBSIDIARIES

      Effective January 1, 1998, GST USA's parent, GST Telecommunications, Inc. ("GST"), transferred the ownership of GST Call America, Inc. and TotalNet Communications, Inc. (together the "Transferred Subsidiaries") to GST USA. The consolidated condensed financial statements included herein have been restated to reflect the operations of the Transferred Subsidiaries from the dates such subsidiaries were acquired by GST. The financial statements have been restated in order to conform with GST's presentation, as the entities are under common control.

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

4.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                         Nine Months
                                                     Ended September 30,
                                                     -------------------
                                                       1998        1997
                                                     ------      ------
Cash Transactions:
  Cash paid for interest                             30,556       4,188
  Cash paid for income taxes                           --           638

Non-Cash Transactions:
  Recorded in business combinations:
   Assets                                            45,719        --
   Liabilities                                       10,248        --
  Disposed of in sale of subsidiary:
   Assets                                            35,480        --
   Liabilities                                        4,218        --
   Minority interest                                 12,732        --
   Assets acquired through capital leases             9,347      21,241
   Amounts in accounts payable and accrued
    liabilities for the purchase of fixed assets
    at period end                                    24,560      19,718

5.    DISPOSITION OF SUBSIDIARY

      In February 1998, GST USA completed the sale of its remaining 63% interest in NACT Telecommunications, Inc. for net proceeds of approximately $85.0 million and recorded a gain of approximately $61.3 million on such sale.

6.    ADOPTION OF NEW ACCOUNTING STANDARD

      GST USA has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than from transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. There was no effect on GST USA's financial statements resulting from the adoption of SFAS No. 130 as GST USA has no non-owner changes in equity.

7.    RECENT DEVELOPMENTS

      (a) On October 28, 1998, Magnacom Wireless, LLC ("Magnacom"), a company controlled by GST USA's former Chairman and Chief Executive Officer, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. As of September 30, 1998, GST USA had paid Magnacom approximately $14.6 million as prepayments for future PCS services and had recorded approximately $1.1 million in other receivables from Magnacom. For the three months ended September 30, 1998, GST USA recorded a loss reserve of $15.7 million for the full amount of the prepayments and receivables related to Magnacom.

      (b) GST USA and its parent, GST Telecommunications, Inc. ("GST"), are investigating certain matters with respect to compliance with covenants contained in the indentures relating to certain of GST's and its subsidiaries' outstanding notes. See Item 5 of Part II hereof.

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (REDUCED DISCLOSURE
                                NARRATIVE)

      Certain information included in this Quarterly Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as information relating to expected capital expenditures and expected trends in operating losses and cash flows, as well as any statements preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although GST USA, Inc. ("GST USA") believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, risks associated with GST USA's operating losses, risks relating to GST USA's development and expansion and possible inability to manage growth, risks relating to the GST USA's significant capital requirements, substantial indebtedness and possible inability to service its debt, risks relating to competition and regulatory developments, risks relating to implementing local and enhanced services, risks relating to its long distance business, as well as other risks referenced from time to time in filings with the Securities and Exchange Commission by GST USA and GST Telecommunications, Inc. ("GST"), including Amendment No. 2 to GST's Form S-4 as filed on October 7, 1998 and GST USA's Form 10-K for the transition period ended December 31, 1997. All subsequent written and oral forward-looking statements attributable to GST USA or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. GST USA does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

      GST USA is a wholly-owned subsidiary of GST which was formed to hold the capital stock of the consolidated operating subsidiaries of GST. In December 1995, GST USA issued $312.4 million principal amount at maturity of 13.875% senior discount notes due 2005 (the "Senior Notes"), which are unconditionally guaranteed by GST, and GST issued $39.1 million principal amount at maturity of 13.875% convertible senior subordinated discount notes due 2005 (together with the Senior Notes, the "1995 Notes"), which are unconditionally guaranteed by GST USA. The net proceeds from the sale of the 1995 Notes were used to fund capital expenditures and for working capital.

      GST USA also purchases equipment from its wholly-owned subsidiaries, GST Equipment Funding, Inc. ("GST Funding") and GST Network Funding, Inc. ("GST Network") and leases such equipment to the operating subsidiaries of GST. GST USA is obligated to assume GST Funding's 13.25% senior secured notes due 2007 (the "Secured Notes") and GST Network's 10.5% senior secured discount notes due 2008 (the "1998 Notes") as soon as GST USA is permitted to do so pursuant to the terms of its outstanding indebtedness. At such time, GST is obligated to guarantee the Secured Notes and the 1998 Notes. GST Funding issued $265.0 million of Secured Notes in a private placement in May 1997. Of the $255.8 million of net proceeds from the sale of the Secured Notes, as of September 30, 1998 approximately $93.8 million had been used to purchase securities pledged to fund the first six interest payments on the Secured Notes (the first two payments totaling $33.9 million having been made as of September 30, 1998) and approximately $162.9 million had been used to purchase telecommunications equipment ($41.5 million of which was used to refinance intercompany indebtedness). GST Network issued $500.0 million principal amount at maturity of 1998 Notes in a private placement in May 1998. The $288.9 million in net proceeds from the sale of the 1998 Notes is restricted for the purchase of telecommunications equipment and network infrastructure. Of such proceeds, $6.3 million had been used to purchase telecommunications equipment as of September 30, 1998.

      GST USA is a party to a registration rights agreement relating to the 1998 Notes whereby it has agreed to consummate an exchange offer for the 1998 Notes pursuant to an effective registration statement or cause the 1998 Notes to be registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement by November 4, 1998. Although GST USA has filed a registration statement on Form S-4 with respect to an exchange offer for the 1998 Notes, it has not yet been declared effective. Therefore, in accordance with the terms of the registration rights agreement, interest (in addition to the accrual of original issue discount and interest otherwise due on the 1998 Notes after such date) on the 1998 Notes will accrue, at an annual rate of 0.5%, from November 4, 1998 and be payable in cash semiannually in arrears, on each May 1 and November 1, commencing May 1, 1999 until such exchange offer is consummated or a shelf registration statement is declared effective.

      GST provides a broad range of integrated telecommunications products and services, primarily to business customers located in California, Hawaii and other western continental states. As a facilities-based integrated communications provider ("ICP"), GST operates state-of-the-art, digital telecommunications networks that provide an alternative to incumbent local exchange carriers. GST's full line of products, which offer a "one-stop" solution to customers' telecommunications services requirements, include local dial tone, long distance, Internet, data transmission and private line services.

      GST's digital networks currently serve 42 markets in Arizona, California, Hawaii, Idaho, New Mexico, Oregon, Texas and Washington. GST also constructs, markets and manages longhaul fiber optic facilities in Arizona, California and Hawaii and intends to market and manage similar facilities in Oregon. GST's longhaul fiber optic facilities currently extend over 1,300 miles and approximately 1,800 route miles are under construction and expected to become operational over the next 12 months.

      Management believes that the formation of an integrated regional network through the interconnection of the GST's individual networks with the longhaul fiber optic facilities will provide significant competitive and economic advantages. In addition to providing GST with a larger addressable market, the interconnection of its networks is expected to allow GST to carry a portion of its intra-regional telecommunications traffic on-net, thereby improving operational margins by reducing payments to other carriers for use of their facilities. In addition, increasing demand for high bandwidth capacity has created opportunities for GST to sell or lease capacity on its network to other communications carriers.

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

RESULTS OF OPERATIONS

      Revenues. Total revenues for the three and nine month periods ended September 30, 1998 increased $12.2 million, or 43.0%, and $26.2 million, or 33.1%, respectively, over the comparable three and nine month periods ended September 30, 1997. Telecommunications and other services revenues for the three and nine month periods ended September 30, 1998 increased $18.6 million, or 84.4%, and $43.4 million, or 70.2%, respectively, over the comparable periods in the previous year. The increase in telecommunications and other services revenues resulted primarily from strategic acquisitions, including the acquisitions of ICON Communications, Corp. ("ICON") in April 1998 and the Guam operations of Sprint Corporation in October 1997, and from increased local service revenue generated by GST USA's networks. To a lesser extent, the increase in telecommunications and other services revenues resulted from increased long distance, Internet and data services and from revenues generated from the sale of network conduit systems. Due to the sale of GST USA's remaining interest in NACT Telecommunications, Inc. ("NACT"), telecommunications products revenues were $0 in each of the three and nine month periods ended September 30, 1998 compared to $6.4 million and $17.2 million for the comparable periods in 1997.

      Operating Expenses. Total operating expenses for the three and nine month periods ended September 30, 1998 increased $14.3 million, or 27.7%, and $41.0 million, or 29.8%, respectively, over the three and nine month periods ended September 30, 1997. Network expenses, which include direct local and long distance circuit costs, were 66.6% and 68.6%, respectively, of telecommunications and other services revenues for the three and nine month periods ended September 30, 1998, compared to 76.5% and 79.3% for the comparable periods in the previous year. The decrease in network expenses as a percent of telecommunications and other services revenues resulted from the inclusion of revenues from strategic acquisitions and an increase in revenues for traffic carried on GST USA's network as a percent of total revenues. Facilities administration and maintenance expenses for the three and nine month periods ended September 30, 1998 were 8.3% and 9.3%, respectively, of telecommunications and other services revenues compared to 8.8% and 13.5% for the comparable periods ended September 30, 1997. The primary reason for the decrease in these expenses as a percent of telecommunications and other services revenues is the inclusion of revenue from strategic acquisitions, substantially all of which are not generated on GST USA's networks.

      Cost of product revenues and research and development costs were both $0 for each of the three and nine month periods ended September 30, 1998 due to the sale of NACT.

      Selling, general and administrative expenses for the three and nine month periods ended September 30, 1998 increased $2.0 million, or 9.2%, and $11.5 million, or 21.2%, respectively, over the three and nine months ended September 30, 1997. The increase is due to the expansion of GST USA's local and enhanced services operations, which has resulted in additional marketing, management information and sales staff, and to selling, general and administrative expenses of strategic acquisitions. As a percent of total revenue, selling, general and administrative expenses for the three and nine month periods ended September 30, 1998 were 56.9 % and 62.5%, respectively, compared to 74.5% and 68.7% for the comparable periods ended September 30, 1997.

      Depreciation and amortization for the three and nine month periods ended September 30, 1998 increased $3.1 million and $12.1 million, respectively, over the comparable periods in the previous year. The increase is attributable to newly-constructed networks becoming operational and to the amortization of intangible assets related to GST USA's acquisitions. GST USA expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization expense was 29.7% and 29.6% of total revenue for the three and nine month periods ended September 30, 1998 compared to 31.5% and 24.0% for the comparable periods ended September 30, 1997.

      Other Expenses/Income. For the three and nine months ended September 30, 1998, GST USA recorded net other expense of $30.5 million and net other income of $7.2 million, respectively, compared to net other expense of $12.8 million and $18.4 million for the comparable periods ended September 30, 1997. For the nine month period ended September 30, 1998, net other income includes a $61.3 million gain resulting from the sale of NACT. Excluding such gain, net other expense would have increased $35.7 million for the nine months ended September 30, 1998 as compared to the same period in the previous year. The increase in net other expenses primarily relate to increased interest expense resulting from the issuance in May 1998 of $500.0 million principal amount at maturity of 10.5% senior secured discount notes (the "1998 Notes"), and from a $15.7 million loss reserve recorded in September 1998 for amounts paid to Magnacom Wireless, LLC ("Magnacom"), a company controlled by GST USA's former Chairman and Chief Executive Officer. As of September 30, 1998, GST USA had paid Magnacom approximately $14.6 million as prepayments for future PCS services and had recorded approximately $1.1 million in other receivables from Magnacom. Magnacom filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in October 1998.

      Net Loss. Net loss for the three months ended September 30, 1998 increased $19.8 million, or 55.3%, to $55.5 million from $35.8 million for the three months ended September 30, 1997. Net loss for the nine months ended September 30, 1998 decreased $10.7 million, or 13.9%, to $66.4 million from $77.1 million for the nine months ended Setember 30, 1997. Excluding the $61.3 million gain on the sale of NACT and the $15.7 million loss reserve for amounts paid to Magnacom, net loss would have been $112.0 million for the nine months ended September 30, 1998, an increase of $34.9 million as compared to the nine months ended September 30, 1997.

OTHER MATTERS

     GST USA and its parent, GST Telecommunications, Inc. ("GST") are investigating certain matters with respect to compliance with covenants contained in the indentures relating to certain of GST's and its subsidiaries' outstanding notes. See Item 5 of Part II hereof.

                           PART II: OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

(a) Reference is made to Item 3. "Legal Proceedings" of the Registrant's Transition Report on Form 10-K for the three months ended December 31, 1997, and to the Registrant's Form 8-K dated July 9, 1998, and to the descriptions therein of an action for alleged patent infringement (the "Aerotel Action") commenced by Aerotel, Ltd. and Aerotel U.S.A. Inc. (collectively "Aerotel") against NACT Telecommunications, Inc. ("NACT"), a former subsidiary of the Registrant and GST Telecommunications, Inc. (GST"). On October 26, 1998, the Registrant, GST, World Access, Inc. and Aerotel entered into a settlement agreement relating to the Aerotel Action. The Registrant and GST's portion of the settlement is approximately $2.9 million.

(b) On October 20, 1998, the Registrant's parent, GST and GST Telecom, Inc., a subsidiary of the Registrant, filed a complaint in the Superior Court of California, Santa Clara County, against GST Global Telecommunications, Inc. (subsequently renamed Global Light Telecommunications, Inc.), current GST directors Stephen Irwin and Peter E. Legault, and former GST directors
     W. Gordon Blankstein, Robert H. Hanson, John Warta, and Ian Watson. The complaint seeks the restitution of all legal and equitable interests in Bestel S.A. de C.V., a Mexican telecommunications opportunity. No trial date has been set and the Company cannot predict the outcome of the litigation.

ITEM 5.     OTHER INFORMATION

The following matters are related to the indentures respectively governing the 13-7/8% Senior Discount Notes due 2005, the 13-7/8% Convertible Senior Subordinated Discount Notes due 2005, the 12-3/4% Senior Subordinated Accrual Notes due 2007, the 13-1/4% Senior Secured Notes due 2007 and the 10-1/2% Senior Secured Discount Notes due 2008, in respect of each of which GST USA, a subsidiary, or its parent, GST Telecommunications, Inc. ("the Company"), is an obligor.

In connection with the Company's preparation of the California Superior Court litigation:

          The Company has reviewed the transfer of its interest in a telecommunications project to be developed in Mexico, to Global Light Telecommunications, Inc. ("GLT") (formerly known as GST Global Telecommunications, Inc.) which transfer forms the basis for certain claims in that litigation. As a result of the transfer GLT was engaged in business outside the continental United States, and because it did not meet certain other technical requirements specified in the indentures, the Company has been advised that this transfer may constitute a violation of indenture covenants limiting investments in entities that conduct business outside the continental United States and Hawaii. Furthermore, this transfer was one for which the Company has not yet received any consideration, which may also constitute a violation of indenture covenants respecting consideration to be received from sales to affiliated entities. The litigation has been instituted to recover this asset or its fair market value.

          The Company has become aware of certain transactions occurring in 1997 which may have comprised an investment of approximately $.4 million in a business entity that conducted business operations in Guam and the Northern Mariana Islands. The Company has been advised that these transactions may have constituted violations of indenture covenants limiting investments in entities that conduct business outside of the continental United States and Hawaii.

          The Company has reviewed its acquisition in 1998 of certain operating assets located in Guam, purchased for $2.0 million of cash and $.5 million of liabilities for future services to be provided to the seller in that transaction. Because this activity is conducted outside the continental United States it should have been placed in an "unrestricted subsidiary." In the absence of such a subsidiary, the Company has been advised that this transaction may constitute a violation of indenture covenants respecting its activities outside the continental United States and Hawaii. The Company intends to transfer this activity to an unrestricted subsidiary.

          The Company has provided notice to the indenture trustee respecting these matters and correcting earlier annual reports required by the indenture in these respects.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27 Financial Data Schedule

     (b)  Reports on Form 8-K

          On July 9, 1998, the Registrant reported on Form 8-K under "Item 5, Other Events," that it had entered into a Memorandum of Understanding to settle the Aerotel Action.

                               S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.





Date: November 13, 1998      GST USA, INC.
                             (Registrant)




                             /s/ Daniel L. Trampush
                             -------------------------------
                             Daniel L. Trampush,
                             (Senior Vice President and Chief Financial Officer)