Form 10-K405
period 1998-12-31
GST USA INC
filed 1999-04-01
CIK 1010605

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to                        .

                       Commission file number 333-33601-02

                                  GST USA, INC.

             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                    83-0310464
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)


         4001 Main Street, Vancouver, Washington               98663

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

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: At March 29, 1999, there were outstanding 20 shares of the Registrant's common stock, no par value per share.

ITEM 1.   BUSINESS.

OVERVIEW

         GST USA, Inc. ("GST USA") is a wholly-owned subsidiary of GST Telecommunications, Inc. ("GST"). Through GST USA and its operating subsidiaries, GST provides a broad range of integrated telecommunications products and services, primarily to business customers located in the western continental United States and Hawaii. As a facilities-based integrated communications provider ("ICP"), GST operates state-of-the-art, digital telecommunications networks that represent an alternative to incumbent local exchange carriers. GST's full line of products, which offer a "one-stop" customer-focused solution to the telecommunications services requirements of its customers, include local dial tone, long distance, Internet, data transmission and private line services. With the turn-up of its Virtual Integrated Transport and Access ("VITA") network in the fiscal year ended December 31, 1998, GST became one of the first ICPs to develop and deploy a converged network.

ITEM 2.  PROPERTIES.

         GST USA owns a building comprising 60,000 square feet in Vancouver, Washington. GST USA leases space containing its principal executive offices at 4001 Main Street, Vancouver, Washington 98663.

ITEM 3.  LEGAL PROCEEDINGS.

U S WEST V. THE ACC ET AL.

         On or about February 25, 1997, U S WEST filed a declaratory judgment action against members of the Arizona Corporation Commission ("ACC"), the ACC, ACSI, Brooks and GST USA in the United States District Court in Arizona. The District Court consolidated a number of similar lawsuits filed by U S WEST against other Competitive Local Exchange Companies ("CLECs"), including MFS, Sprint, MCI and AT&T. U S WEST alleges that the ACC has approved an interconnection agreement that unlawfully requires U S WEST to resell services below cost, imposes resale restrictions and denies U S WEST recovery for construction and implementation costs, treats the cost recovery of access revenues for interim number portability, requires U S WEST to obtain additional rights of way or build additional facilities solely to provide access to GST USA, and amounts to a taking of U S WEST's property without just compensation.
U S WEST seeks a declaratory judgment stating that the ACC has violated the Telecommunications Act and that the ACC has taken U S WEST's property without providing just compensation. U S WEST also seeks an injunction prohibiting all defendants, including GST USA, from taking any action to enforce any of the order's allegedly unlawful provisions. On September 12, 1998, the District Court dismissed all counts against GST USA. This lawsuit was consolidated with the following two United States District Court of Arizona lawsuits described below. A final order has not been issued.

GST TUCSON LIGHTWAVE, INC. ("GST TUCSON") V. THE ACC ET AL.

         On or about February 26, 1998, GST Tucson, GST Net (AZ), Inc. ("GST Net
(AZ)") and WorldCom filed a declaratory judgment action against the ACC, members of the ACC, and U S WEST in the United States District Court in Arizona. GST USA alleges that the ACC's approval of U S WEST unbundled network elements and wholesale discount rates was inconsistent with federal law, and failed to set geographically deaveraged unbundled network element rates as required by federal law. GST USA seeks a declaratory judgment that the ACC's action violates the Telecommunications Act and an injunction requiring the ACC to adopt compliant rates. Should GST USA not prevail in its suit, it may be charged unfavorable rates for U S WEST services. GST USA cannot quantify at this time the potential effect of an unsuccessful challenge to the ACC's action.

U S WEST V. GST NET (AZ)

         On or about April 10, 1998, U S WEST filed a declaratory judgment action against GST Net (AZ), GST Telecom Inc. ("GST Telecom"), GST Tucson, the ACC and its members, and other Arizona CLECs in the United States District Court of Arizona. U S WEST asserts that the ACC adopted a U S WEST permanent unbundled network element rate order which denies it full compensation for nonrecurring charges, loop costs, reciprocal compensation for transport and termination of local traffic, customer transfer charges, and the costs of implementing its interconnection obligations with CLECs in violation of the Telecommunications Act and state law. U S WEST seeks a declaratory judgment stating that the ACC's action violates federal and state law and an injunction preventing all defendants from taking action to enforce the ACC's rulings. GST USA cannot quantify at this time the potential effects of a successful U S WEST challenge to the ACC's order. If U S WEST prevails in its suit, GST USA and other CLECs may pay more for U S WEST interconnection and services, which could have an adverse impact on GST USA's operations in Arizona.

U S WEST V. THE ACC ET AL.

         On or about April 8, 1997, U S WEST filed a state court proceeding against the ACC, individual members of the ACC, and GST Net (AZ), which holds a Certificate of Convenience and Necessity ("CCN") to provide local exchange service in Arizona. In its complaint appealing the ACC's February 6, 1997 decision and order granting GST Net (AZ) its CCN, U S WEST alleges that the ACC's action violates certain requirements of the Arizona Constitution relating to rate of return regulation, carrier of last resort obligations, and equal protection. The appeal seeks to subject GST Net (AZ) and U S WEST to identical forms of regulation, treating both carriers as either traditional monopoly carriers or as co-equal competitive companies. The state court consolidated the case with a number of substantially similar lawsuits filed against other CLECs, including MFS, Sprint, MCI and AT&T. On September 21, 1998, the court dismissed the case as against all parties. U S WEST has appealed the dismissal to the Arizona Court of Appeals. Should U S WEST successfully reverse the lower court ruling, GST USA's regulatory status in Arizona may be changed, which could have a material adverse effect on GST USA's operations in Arizona.

GST AND GST TELECOM V. GLOBAL LIGHT TELECOMMUNICATIONS, INC., ET AL.

         On October 20, 1998, GST and GST Telecom filed a Complaint in the Superior Court of California, County of Santa Clara, No. CV777408, against GST Global Telecommunications, Inc., now known as Global Light Telecommunications, Inc. ("Global") and six GST officers and directors, two of whom are present directors of GST. The Complaint includes claims for fraud, negligent misrepresentation, unjust enrichment, and unfair competition primarily related to the alleged misappropriation of a Mexican business opportunity. The Complaint seeks an accounting, a constructive trust, and restitution of GST's interest in the opportunity and also seeks unspecified exemplary and punitive damages and reimbursement of attorneys' fees. In particular, the Complaint alleges that Global and the individual defendants misappropriated GST's joint venture interest in Bestel, S.A. de C.V. ("Bestel"), the owner of a 2,270 kilometer fiber optic telecommunications network in Mexico. The lawsuit alleges that the individual defendants caused GST's 49% interest in Bestel to be transferred to Global, then a shell corporation in which the individuals had secretly invested. No written agreement validated the transfer. GST therefore seeks return of the asset and monetary compensation to remedy the loss arising from the wrongful transfer.

         On December 23, 1998, Defendants filed a motion to stay or dismiss the action on grounds of inconvenient forum, and four of the individual defendants filed a motion to dismiss the action for lack of personal jurisdiction. The Superior Court granted Defendants' motion to stay the proceedings on February 5, 1999, and GST and GST Telecom filed a notice of appeal on February 9, 1999.

WARTA V. GST, GST USA, AND GST TELECOM AND COUNTERCLAIMS

         On January 25, 1999, Mr. John Warta filed a Complaint in the Superior Court of Washington, King County, No. 99-2-02287-4SEA, against GST, GST USA, and GST Telecom. The Complaint, which relates to the circumstances under which Mr. Warta ceased to serve as an officer and director of GST, includes claims for breach of employment agreement, breach of the covenant of good faith and fair dealing, violation of wage statutes, and indemnity.

         On February 23, 1999, GST answered by denying all liability and filed counterclaims against Mr. Warta, Global and five other current or former officers and directors for liability with respect to the matters leading to the termination of Mr. Warta's employment. In particular, GST seeks recovery under Washington law for matters described in GST and GST Telecom v. Global, et. al, above, as well as for breaches committed with respect to the wrongful use of GST funds for the purchase of telecommunications licenses by Mr. Warta through companies he owns.

GST, GST USA AND GST TELECOM V. IRWIN AND OLSHAN

         On December 16, 1998, GST, GST USA and GST Telecom filed a Complaint in the United States District Court, Southern District of New York, No. 98 CIV. 8865, against Mr. Stephen Irwin and the law firm of Olshan Grundman Frome & Rosenzweig LLP ("Olshan"). The Complaint, which relates to Mr. Irwin and Olshan's representation of GST, GST USA and GST Telecom in various matters, includes claims for professional negligence, breach of fiduciary duty, and breach of contract, and seeks compensatory damages and reimbursement of attorneys' fees.

         On February 12, 1999, Mr. Irwin filed his Answer to the Complaint. Olshan filed its Answer and Counterclaims to the Complaint on February 17, 1999. Olshan counterclaimed against GST, GST USA and GST Telecom for breach of contract, unjust enrichment, quantum meruit, and "account stated," based on invoices submitted to GST of approximately $250,000. No trial date has been set.

GST V. SANDER

         On February 9, 1999, GST filed a Complaint in the Superior Court for the State of Washington, Clark County, No. 99-2-00573-6, against Mr. Clifford V. Sander, the former treasurer and Senior Vice President of GST. The Complaint, which is based on Mr. Sander's alleged misconduct as an officer of GST, includes claims for fraud, breach of fiduciary duty, unjust enrichment, and unfair business practices, and seeks an accounting, imposition of a constructive trust, compensatory damages, costs of suit, attorneys' fees, and treble damages. In particular, the Complaint seeks relief based on Mr. Sander's misuse of insider information in the purchase of Global stock, wrongful disbursements to third parties, and involvement in a fraudulent release of GST stock from escrow to three former directors and/or officers of GST. Mr. Sander has not yet responded to the Complaint.

GLOBAL AND MEXTEL V. GST AND GST TELECOM

         On January 27, 1999, Global and GST Mextel, Inc. ("Mextel") filed a Complaint in the Supreme Court of British Columbia, No. C990449, against GST and GST Telecom. The Complaint, which arises from the same matters for which GST and GST Telecom brought suit against Global et al. in the Superior Court of California, includes claims for declaratory and injunctive relief to confirm the ownership of the Mexican business opportunity by Global, and unspecified general and special damages. In particular, Global seeks a declaration from the court that it is entitled to retain the equity interest in Bestel, or at least a judicial determination of the amount Global owes GST. GST intends to vigorously dispute the allegations in the Complaint.

IRWIN ET AL. V. GST ET AL.

         On January 28, 1999, Messrs. Stephen Irwin, Robert Hanson, Peter Legault, Clifford Sander, and John Warta, all current or former GST officers or directors, filed a Complaint in the Supreme Court of British Columbia, No. C990488, against GST, GST Telecom, and four current GST directors. The Complaint, which arises from the same matters for which GST and GST Telecom brought suit against Global et al. in the Superior Court of California, includes claims for oppression and declaratory relief, and seeks unspecified actual and punitive damages, cost, and attorneys' fees. In particular, the plaintiffs have asked the Court to declare that the plaintiffs may retain the Global stock they purchased while fiduciaries of GST and seek to have the Canadian court enjoin GST from pursuing its claims against them. GST and its directors will vigorously dispute the allegations in the Complaint.

OTHER MATTERS

         GST USA is a party to various other claims and legal actions arising in the ordinary course of business. GST USA does not anticipate that these items will materially impact its business. GST USA is a party to various proceedings before the public utilities commissions of the states in which it provides or proposes to provide telecommunications services. These proceedings typically relate to licensure of GST USA or others and to the regulation of the proposition of telecommunications service.

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

OVERVIEW

         GST provides a broad range of integrated telecommunications products and services, primarily to business customers located in the western continental United States and Hawaii. As a facilities-based integrated communications provider ("ICP"), GST operates state-of-the-art, digital telecommunications networks that represent an alternative to incumbent local exchange carriers. GST's full line of products, which offer a "one-stop" customer-focused solution to the telecommunications services requirements of its customers, include local dial tone, long distance, Internet, data transmission and private line services. With the turn-up of its Virtual Integrated Transport and Access ("VITA") network in the fiscal year ended December 31, 1998, GST became one of the first ICPs to develop and deploy a converged network.

RECENT DEVELOPMENTS

         In February 1998, GST USA sold its remaining 63% interest in NACT Telecommunications, Inc. ("NACT") for net proceeds of approximately $85.0 million (the "NACT Sale"). NACT produces advanced telecommunications switching platforms with integrated applications software and network telemanagement capabilities.

         In May 1998, GST Network Funding, Inc. ("GST Network"), a wholly owned subsidiary of GST USA, sold $500.0 million principal amount at maturity of 10.5% senior secured discount notes due 2008 (the "1998 Notes") in a private placement (the "1998 Offering"). The net proceeds of the 1998 Offering of approximately $288.9 million will be used to finance the purchase and installation of acquired equipment. Until such time as purchases are made, such net proceeds have been invested in United States government securities in which the holders have been granted a first priority security interest.

         On June 15, 1998 GST announced that John Warta had retired as Chairman of the Board and Chief Executive Officer of GST. Effective September 15, 1998, Mr. Warta resigned as a director of GST. The Board of Directors of GST appointed Mr. Robert A. Ferchat, a director of GST and the Chairman of the Board and then-Chief Executive Officer of BCE Mobile Communications, Inc. to the position of Chairman of the Board of GST on June 15, 1998, and Mr. Joseph A. Basile, Jr., the President, Chief Operating Officer and a director of GST, as Chief Executive Officer on October 20, 1998.

         On October 28, 1998, Magnacom, a company controlled by John Warta, GST's former Chairman and Chief Executive Officer, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. As of December 31, 1998, GST had paid Magnacom approximately $14.6 million as prepayments for future PCS services and had recorded approximately $1.1 million in other receivables from Magnacom. In September 1998, GST recorded a loss reserve of $15.7 million for the full amount of the prepayments and receivables related to Magnacom.

         GST, GST USA, GST Equipment Funding, Inc. ("GST Funding") and GST Network (the "GST Companies") are parties to certain indentures and have issued or guaranteed notes governed by those indentures. In November 1998, the GST Companies notified United States Trust Company of New York, as trustee under the indentures, that certain actions by the GST Companies and their subsidiaries may not have been in compliance with the technical requirements of the restrictive covenants contained in the indentures. In particular, the GST Companies disclosed that a series of transactions involving Global may have resulted in technical non-compliance with the indentures. The GST Companies are currently conducting a review of the relevant transactions and intend to vigorously pursue any necessary action to cure the potential non-compliances.

GST has initiated litigation against Global and others in an effort to cure any technical covenant violations that may have resulted from the transactions involving Global. See "Legal Proceedings."

         In February 1999, the trustee informed the note holders of the potential violations. Pursuant to the definitions contained within the indentures of each of the notes described above, no default has been declared and no event of default has occurred. GST USA has not classified the related debt obligations as current in its consolidated financial statements because management believes it is probable that, in the event that the holders declared a default, the GST Companies would be able to take corrective actions to cure any objectively determinable violations within the prescribed grace period.

         While GST USA believes that any non-compliances can be cured, GST USA cannot offer any assurance that the litigation will be successful or that any other potential cures will be effected in a timely manner or be sufficient. In the event that the GST Companies have violated their indentures and do not cure the violations, the holders of the notes issued under the indentures could demand repayment of the notes, discontinue disbursements of cash proceeds of the most recent notes and assert other remedies against the GST Companies. If any of these events occurred, the GST Companies would not have sufficient liquid assets to repay the notes.

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO THE UNAUDITED YEAR ENDED DECEMBER 31, 1997

         Revenues. Total revenue for Fiscal 1998 increased $40.0 million, or 35.6%, to $152.2 million from $112.2 million for the comparable twelve months ended December 31, 1997. Telecommunications and other services revenues for Fiscal 1998 increased $64.5 million, or 73.4%, to $152.2 million from $87.7 million for the twelve months ended December 31, 1997. The increase in telecommunications and other services revenues resulted primarily from strategic acquisitions, including the acquisitions of ICON Communications Corp. ("ICON") in April 1998, and from increased local service revenue generated by GST USA's networks. To a lesser extent, the increase in telecommunications and other services revenues resulted from increased long distance, Internet, and data services. The increase was also attributable to a $2.0 million increase in revenue from the construction of network and fiber systems. Due to the NACT Sale, product revenue for Fiscal 1998 was $0 compared to $24.5 million for the twelve months ended December 31, 1997.

         Operating Expenses. Total operating expenses for Fiscal 1998 increased $88.4 million, or 46.0%, to $280.6 million from $192.2 million for the twelve months ended December 31, 1997. Network expenses, which include direct local and long distance circuit costs, increased $33.1 million, or 48.4%, to $101.4 million, or 66.6% of telecommunications and other services revenues for Fiscal 1998 compared to $68.3 million, or 77.8% for the comparable period in the previous year. The decrease in network expenses as a percentage of revenue resulted from the inclusion of strategic acquisitions and an increase in revenues for traffic carried on GST USA's network as a percentage of total telecommunications and other services revenues. Facilities administration and maintenance expenses for Fiscal 1998 increased $2.5 million, or 21.7%, to $13.9 million, or 9.1% of telecommunications and other services revenues compared to $11.4 million, or 13.0% for the comparable period ended December 31, 1997. The primary reason for the decrease in these expenses as a percentage of telecommunications and other services revenues is the inclusion of revenues from strategic acquisitions, substantially all of which are not generated on GST USA's networks.

         Cost of product revenues and research and development costs were $0 for Fiscal 1998 due to the NACT Sale.

         Selling, general and administrative expenses for Fiscal 1998 increased $15.4 million, or 20.7%, to $90.1 million from $74.7 million for the twelve months ended December 31, 1997. The increase is due to the expansion of GST USA's local and enhanced services operations, which resulted in additional marketing, management information and sales staff, and to selling, general and administrative expenses related to strategic acquisitions. As a percentage of total revenue, selling, general and administrative expenses for Fiscal 1998 were 59.2%, compared to 66.5% for the twelve months ended December 31, 1997.

         Depreciation and amortization for Fiscal 1998 increased $17.1 million, or 62.1%, to $44.6 million from $27.5 million for the twelve months ended December 31, 1997. The increase is attributable to newly-constructed networks and related equipment being placed into service and to the amortization of intangible assets related to GST USA's acquisitions. GST USA expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization expense was 29.3% of total revenue for Fiscal 1998 compared to 24.5% for the comparable period ended December 31, 1997.

         Special charges for Fiscal 1998 consist of (i) a $15.7 million write-off of amounts paid to Magnacom, (ii) $9.9 million in abandoned assets related to non-core projects and services, including the write off of submarine cable projects, equipment rendered obsolete by GST USA's VITA network and fiber projects outside of GST USA's main service areas, (iii) a $3.9 million impairment reserve for GST USA's shared tenant services asset and (iv) $1.1 million in costs related to the severance of certain members of former management.

         Other Expenses/Income. For Fiscal 1998, GST USA recorded net other income of $5.2 million, compared to net other expense of $31.4 million for the comparable period ended December 31, 1997. For Fiscal 1998, net other income includes a $61.3 million gain resulting from the NACT Sale. Excluding such gain, net other expense would have increased $24.7 million for Fiscal 1998 as compared to the same period in the previous year. The increase in net other expense related primarily to increased interest expense resulting from the issuance in May 1998 of the 1998 Notes.

         Net Loss. Net loss for Fiscal 1998 increased $11.9 million, or 10.7%, to $123.2 million from $111.3 million for the twelve months ended December 31, 1997. Excluding the $61.3 million gain on the NACT Sale, net loss would have been $184.5 million for Fiscal 1998, an increase of $73.2 million as compared to the twelve months ended December 31, 1997. Such increase in net loss resulted primarily from a $32.4 million increase in interest expense and a $48.5 million increase in operating loss.

THE THREE MONTHS ENDED DECEMBER 31, 1997 ("1997 THREE MONTH PERIOD") COMPARED TO THE UNAUDITED THREE MONTHS ENDED DECEMBER 31, 1996 ("1996 THREE MONTH PERIOD")

         Revenues. Total revenue for the 1997 Three Month Period increased $10.0 million, or 43.2%, to $33.2 million from $23.2 million for 1996 Three Month Period. Telecommunications services revenue for the 1997 Three Month Period increased $7.5 million, or 40.7%, to $25.9 million from $18.4 million for the 1996 Three Month Period. The increase in telecommunications services revenue resulted primarily from increased local service revenue generated by GST USA's networks and from increased long distance service revenue. Additionally, during the 1997 Three Month Period, GST USA completed a $1.5 million longhaul conduit sale. To a lesser extent, the increase in revenue resulted from the acquisition of the Guam operations of Sprint in October 1997. Product revenue for the 1997 Three Month Period increased $2.5 million, or 52.7%, to $7.3 million from $4.8 million for the 1996 Three Month Period. The increase in product revenue resulted primarily from increased unit sales of NACT's STX switch.

         Operating Expenses. Total operating expenses for the 1997 Three Month Period increased $13.5 million, or 33.3%, to $54.2 million from $40.7 million for the 1996 Three Month Period. Network expenses, which include direct local and long distance circuit costs, increased $3.6 million, or 23.8%, to $18.4 million, or 70.8% of telecommunications services revenue for the 1997 Three Month Period compared to $14.8 million, or 80.4% of telecommunications services revenue for the 1996 Three Month Period. The primary reason for the decrease in network expenses as a percent of revenue is the increase in on-net revenues generated at GST USA's network as a percent of total revenues. Facilities administration and maintenance expenses (consisting primarily of costs related to personnel providing maintenance, monitoring and technical assistance for GST USA's networks) for the 1997 Three Month Period decreased $.2 million, or 6.7%, to $2.9 million, or 11.2% of telecommunications services revenue, compared to $3.1 million, or 16.9% of telecommunications services revenue, for the 1996 Three Month Period.

         Cost of product revenue, which represents the costs associated with product revenue of NACT, increased $.5 million, or 27.8%, to $2.3 million for the 1997 Three Month Period from $1.8 million for the 1996 Three Month Period. Cost of product revenue was 31.9% of product revenue for the 1997 Three Month Period compared to 38.1% for the 1996 Three Month Period. The decrease in cost of product revenue as a percentage of product revenue resulted primarily from economies of scale related to increased unit sales of NACT's STX switch. Research and development costs for the 1997 Three Month Period increased $.3 million, or 82.0%, to $.7 million from $.4 million for the 1996 Three Month Period. The increase was due to the addition of personnel to enhance the current switch product line and to facilitate the development of new switching products and applications.

         Selling, general and administrative expenses for the 1997 Three Month Period increased $5.5 million, or 35.0%, to $21.3 million from $15.8 million for the 1996 Three Month Period. The increase is due to the expansion of GST USA's CLEC and enhanced services operations and the hiring of a significant number of marketing, management information and sales personnel to implement GST USA's integrated services strategy. Selling, general and administrative expenses were 64.1% of total revenue for the 1997 Three Month Period compared to 68.0% of total revenue for the 1996 Three Month Period.

         Depreciation and amortization for the 1997 Three Month Period increased $3.8 million, or 81.8%, to $8.5 million from $4.7 million for the 1996 Three Month Period. The increase was attributable to newly-constructed networks becoming operational and to the amortization of intangible assets related to GST USA's acquisitions. GST USA expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization was 25.6% of total revenue for the 1997 Three Month Period compared to 20.2% for the 1996 Three Month Period.

         Other Expenses/Income. For the 1997 Three Month Period, net other expenses increased $9.2 million, or 232.5%, to $13.2 million, or 39.8% of total revenue, from $4.0 million, or 17.1% of total revenue, for the 1996 Three Month Period. The primary reason for the increase was the inclusion of interest expense associated with the 13.25% senior secured notes due 2007 of GST Funding (the "Secured Notes"). The increase in interest expense was partially offset by interest income earned on the investment of a portion of the proceeds of the sale of the Secured Notes. To a lesser extent, net other expenses increased due to NACT's income tax expense as well as minority interest in the income of NACT.

         Net Loss. Net loss for the 1997 Three Month Period increased $12.8 million, or 59.6%, to $34.2 million from $21.4 million for the 1996 Three Month Period. The increase in net loss resulted primarily from a $3.5 million increase in operating loss and a $11.3 million increase in interest expense.

FISCAL 1997 COMPARED TO FISCAL 1996

         Revenues. Total revenue for Fiscal 1997 increased $60.9 million, or 147.5%, to $102.2 million from $41.3 million for the fiscal year ended September 30, 1996 ("Fiscal 1996"). Telecommunications services revenue for Fiscal 1997 increased $48.5 million, or 152.9%, to $80.2 million from $31.7 million for Fiscal 1996. The increase in telecommunications services revenue resulted from the inclusion of a full year of revenue from strategic acquisitions, including Call America Business Communications Corp. and affiliated companies (collectively, "GST Call America") and TotalNet Communications, Inc. ("TotalNet"), as well as increased CLEC service revenue generated by GST USA's networks. To a lesser extent, the increase in telecommunications services revenue resulted from increased Internet, shared tenant and data services. Product revenue for Fiscal 1997 increased $12.4 million, or 129.6%, to $22.0 million from $9.6 million for Fiscal 1996. The increase in product revenue resulted from the introduction in April 1996 of NACT's STX switch and subsequent increased unit sales.

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

         Other Expenses/Income. For Fiscal 1997, net other expenses increased $6.7 million, or 43.3%, to $22.1 million, or 21.7% of total revenue, from $15.4 million, or 37.4% of total revenue, for Fiscal 1996. Fiscal 1997 net other expenses included a $7.4 million gain recognized on the sale of one million of GST USA's shares of NACT in February 1997. If the gain had been excluded, other expenses for Fiscal 1997 would have increased $14.1 million over Fiscal 1996. Such increase primarily resulted from increased interest expense due to the issuance of the 13.875% senior discount notes due 2005 (the "1995 Notes") in December 1995 and the issuance of the Secured Notes in May 1997. To a lesser extent, other expenses increased due to income tax expense attributable to income of NACT, which as of March 1, 1997 was no longer consolidated for tax purposes.

         Net Loss. Net loss for Fiscal 1997 increased $43.0 million, or 77.4%, to $98.6 million from $55.6 million for Fiscal 1996. Excluding the $7.4 million gain on the sale of NACT shares, net loss would have been $106.0 million for Fiscal 1998, an increase of $50.4 million as compared to the twelve months ended December 31, 1997. The increase in net loss resulted primarily from a $36.3 million increase in operating loss and a $15.9 million increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         GST USA has incurred significant operating and net losses as a result of the development and operation of its networks. GST USA expects that such losses will continue as GST USA emphasizes the development, construction and expansion of its networks and builds its customer base. Cash provided by GST USA's operations will not be sufficient to fund the expansion of its networks, longhaul fiber optic facilities and services.

         At December 31, 1998, GST USA had approximately $956.6 million of indebtedness outstanding. Although GST USA's liquidity was improved as a result of proceeds received from the sale of the 1995 Notes, the Secured Notes and the 1998 Notes, GST USA has significant debt service obligations. GST USA will be required to make principal and interest payments of approximately $66.1 million (of which $35.1 million will be made from funds securing the Secured Notes), $66.6 million (of which $17.6 million will be made from funds securing the Secured Notes), $108.2 million, $106.6 million and $131.1 million in 1999, 2000, 2001, 2002, and 2003, respectively. In addition, GST USA anticipates that cash flow from operations will be insufficient to pay interest in cash on the 1995 Notes when such interest becomes payable in September 2001 and on the Secured Notes starting in November 2000 once the amount pledged to fund the first six scheduled interest payments on the Secured Notes is paid and to repay the 1995 Notes and the Secured Notes in full and that such notes will need to be refinanced. The ability of GST USA to effect such refinancings will be dependent upon the future performance of GST USA, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the control of GST USA. There can be no assurance that GST USA will be able to improve its operating results or that GST USA will be able to meet its debt service obligations.

         At December 31, 1998, GST USA had cash, cash equivalents, and investments, including restricted investments of approximately $366.8 million. GST USA believes that such amounts will be sufficient to fund GST USA's operations through the end of Fiscal 1999. Divestitures and other management actions may prolong capital availability into the fiscal year 2000 and beyond. Thereafter, GST USA expects to require additional financing. The extent of additional financing will depend on, among other things, the rate of GST USA's expansion and the success of GST USA's businesses. In the event that GST USA's plans or assumptions change or prove to be inaccurate, GST USA incurs significant unexpected expenses, or GST USA's cash resources, together with borrowings under the current financing arrangements prove to be insufficient to fund GST USA's growth and operations, or if GST USA consummates additional acquisitions, GST USA may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated). GST USA may also seek to raise additional capital to take advantage of favorable conditions in the capital markets. There can be no assurance that additional financing will be available to GST USA or, if available, that it can be concluded on terms acceptable to GST USA or within the limitations contained within GST USA's financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of GST USA's development or expansion plans and could have a material adverse effect on GST USA's business. Such failure could also limit the ability of GST to make principal and interest payments on its outstanding indebtedness. GST USA has no material working capital or other credit facility under which it may borrow for working capital and other general corporate purposes. There can be no assurance that such facility will be available to GST USA in the future or that if such facility were available, that it would be available on terms and conditions acceptable to GST USA.

         GST USA's net cash used in operating and investing activities was $425.0 million and $317.6 million for Fiscal 1998 and the twelve months ended December 31, 1997, respectively. Net cash provided by financing activities from borrowings and contributions from GST to fund capital expenditures, acquisitions and operating losses was $313.1 million and $511.9 million for Fiscal 1998 and the twelve months ended December 31, 1997, respectively.

         Capital expenditures for Fiscal 1998 and the twelve months ended December 31, 1997 were $247.7 million and $214.4 million, respectively. GST USA estimates capital expenditures of $250 million and $150 million in Fiscal 1999 and Fiscal 2000, respectively. The majority of these expenditures is expected to be made for the construction of network and longhaul fiber optic facilities and the purchase of switches and related equipment to facilitate the offering of GST USA's services. Continued significant capital expenditures are expected to be made thereafter. In addition, GST USA expects to continue to incur operating losses while it expands its business and builds its customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the extent of future expansion, acquisition opportunities and other factors beyond GST USA's control, including economic conditions, competition, regulatory developments and the availability of capital.

         In addition to GST USA's capital expenditures, GST USA has also made cash expenditures for strategic acquisitions. In March 1998, GST USA acquired Call America-Phoenix, a Phoenix-based reseller of long distance, for approximately $3.8 million in cash and the business of Whole Earth Networks, Inc., a San Francisco-based ISP, for approximately $9.1 million in cash and the assumption of approximately $1.3 million of liabilities. In April 1998, GST USA acquired ICON, a switch-based reseller of long distance and local service located in Seattle, for approximately $23.9 million in cash.

         In May 1998, GST Network completed the offering of $500.0 million principal amount at maturity of 1998 Notes. The 1998 Notes fully accrete to face value on May 1, 2003. From and after May 1, 2003, the 1998 Notes bear interest, which will be payable in cash, at a rate of 10.5% per annum on each May 1 and November 1, commencing November 1, 2003. The net proceeds from the sale of the 1998 Notes of approximately $288.9 million are restricted for the purchase of telecommunications equipment and network infrastructure. The indenture relating to the 1998 Notes includes restrictive covenants which, among other items, limit or restrict additional indebtedness incurred by GST Network, investment in certain subsidiaries, the sale of assets and the payment of dividends. GST Network is a party to a registration rights agreement relating to the 1998 Notes whereby it has agreed to consummate an exchange offer for the 1998 Notes pursuant to an effective registration statement or cause the 1998 Notes to be registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement by November 4, 1998. Although GST Network has filed a registration statement on Form S-4 with respect to an exchange offer for the 1998 Notes, it has not yet been declared effective. Therefore, in accordance with the terms of the registration rights agreement, interest (in addition to the accrual of original issue discount and interest otherwise due on the 1998 Notes after such date) on the 1998 Notes will accrue, at an annual rate of 0.5%, from November 4, 1998 and be payable in cash semiannually in arrears, on each May 1 and November 1, commencing May 1, 1999 until such exchange offer is consummated or a shelf registration statement is declared effective.

         GST USA may have committed certain technical indenture covenant violations, and GST USA has notified the indenture trustee in this regard. See "Recent Developments."

INCOME TAXES AND ADOPTION OF NEW ACCOUNTING STANDARDS

         At December 31, 1998 GST USA had a net operating loss carryforward of approximately $208.9 million available to offset future taxable income of GST USA. GST USA does not expect to generate sufficient taxable income so as to utilize all or a substantial portion of such loss carryforwards prior to their expiration. Further, the utilization of net operating loss carryforwards against future taxable income is subject to limitation if GST USA experiences an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are now required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in fair value (i.e., gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. GST USA must adopt SFAS No. 133 by January 1, 2000. GST USA has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred and that previously capitalized costs related to such activities be expensed as a cumulative effect of a change in accounting principle upon adoption. GST USA will adopt the provisions of SOP 98-5 at the beginning of 1999 and does not anticipate that this new standard will have a material impact on future results of operations.

YEAR 2000 PROGRAM

         The year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         GST USA is currently verifying system readiness for the processing of date-sensitive information by its information technology ("IT") systems (applications, hardware, system software and interfaces) and its network operations. The review of IT systems and network operations is centrally managed through a year 2000 Program Management Office (PMO).

         GST USA's State of Readiness. In general, GST USA's year 2000 project is divided into three phases: (1) inventory and assessment ("Phase One"), (2) strategy and contingency planning ("Phase Two"), and (3) conversion and remediation ("Phase Three").

         GST USA completed its Phase One assessment for IT systems in October 1998. Phase One for network operations is expected to be concluded by the end of first quarter 1999. GST USA has focused its independent testing activities principally on those systems whose failure would pose the greatest risk to GST USA. GST USA may not independently test all of its equipment and will rely upon vendor representations, if received by GST USA, where tests are not conducted. There can be no assurance of the accuracy or completeness of such representations. GST USA is continuing to contact all of its significant suppliers and large customers to determine the extent to which GST USA's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues.

         With respect to IT systems, GST USA completed Phase Two, wherein remedial actions were planned and a contingency plan was formulated, in December 1998. GST USA expects to complete Phase Three, wherein remedial actions will be implemented and tested, by third quarter 1999. GST USA anticipates conclusion of Phase Two and Phase Three activities for network operations by third quarter 1999.

         Costs. The total amount expended on the project through December 31, 1998 was approximately $.5 million. in internal staffing costs. The total cost of the year 2000 project is estimated to be $3.3 million, including $.3 million in internal staffing costs, $1.8 million in external staffing costs and $1.2 million in hardware and software upgrade costs. This cost may be reduced if software and hardware are replaced with compliant systems as a result of other currently scheduled capital projects. GST USA does not expect remediation costs to have a material adverse effect on its financial position, results of operation or cash flows. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of changes as the program progresses, and failure to implement such changes could have an adverse effect on future results of operations.

         Risks. The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect GST USA's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and customers, GST USA is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on GST USA's results of operations, liquidity or financial condition. The year 2000 project is expected to significantly reduce GST USA's level of uncertainty about the year 2000 problem. GST USA believes that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Item 7.  (A)  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     INTEREST RATE MARKET RISK - GST USA has fixed income investments consisting of cash equivalents, short-term investments in U.S. government debt instruments, and certificates of deposit. See note 1 to the Consolidated Financial Statements for information about investments in U.S. government debt instruments, and certificates of deposit.

     Interest income earned on GST USA's investment portfolio is affected by changes in the general level of U.S. interest rates. GST USA believes that it is not exposed to significant changes in fair value because such investments are composed of Government debt instruments, certificates of deposit and commercial paper and the maturities are predominantly short-term. The fair value of each investment approximates its amortized cost, and long-term securities have maturities of less than two years.

     The following table provides information about GST USA's risk exposure associated with changing interest rates. Currently, GST USA does not use derivative financial instruments to manage its interest rate risk.



                                                                           EXPECTED MATURITY
                                                                       (In thousands of dollars)
                                        --------------------------------------------------------------------------------------------
                                                                                                                          Market
                                                                                                                         Value at
                                                                                                                        December 31,
                                         1999      2000      2001       2002      2003      Thereafter       Total         1998
                                        ------   -------   --------   -------    -------   -----------   -----------    ------------
Long-term Debt:
    Fixed rate                             140                                              1,077,449      1,077,589      944,241
          Average interest rate          8.50%                                                  12.36%
    Variable rate                       11,951    17,041     20,216    20,898     21,132       13,487        104,725
          Average interest rate
           (LIBOR plus)                  3.37%     3.26%      3.29%     3.34%      3.34%         3.06%
Capital Leases:
    Fixed rate                           6,476     5,227      2,279     1,974      1,981        7,453         25,390
          Average interest rate         12.36%    12.36%     12.36%    12.36%     12.36%        12.36%

     (1) Includes $251.1 million of unaccreted discount.

     MARKET PRICE RISK - The Company has risk exposure associated with the market price on its publicly traded long-term debt. These bonds are recorded at book value, which could vary from current market prices.

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

*3(b)    By-Laws of GST USA.

**4(a) Indenture dated as of May 13, 1997, by and among GST Funding, GST, GST USA and United States Trust Company of New York.

***4(b) Senior Notes Indenture dated as of December 19, 1995, by and among GST, GST USA and United States Trust Company of New York.

***4(c) Convertible Notes Indenture dated as of December 19, 1995, by and among GST, GST USA and United States Trust Company of New York.

#4(d) Indenture dated as of May 4, 1998 by and among GST Telecommunications, GST USA, Inc., GST Network Funding, Inc. and the United States Trust Company of New York, as trustee.

##10(a) Stock Purchase Agreement dated December 31, 1997 by and among GST Telecommunications, Inc., GST USA, Inc. and World Access, Inc., incorporated by reference to Exhibit 99.2 to GST's Form 8-K dated January 6, 1997.

#10(b) Placement Agreement dated April 29, 1998 by and among GST Telecommunications, Inc., GST USA, Inc., GST Network Funding, Inc., and several Placement Agents named in Schedule I thereto.

#10(c) Registration Rights Agreement dated May 4, 1998 by and among GST Telecommunications, Inc., GST USA, Inc., GST Network Funding, Inc. and Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., Credit Suisse First Boston Corporation and SBC Warburg Dillon Read Inc.

#10(d) Collateral Pledge and Security Agreement dated as of May 4, 1998 from GST Network Funding, Inc. to United States Trust Company of New York, as trustee.

#10(e) Reimbursement and Commitment Fee Agreement dated May 4, 1998 among GST Telecommunications, Inc., GST USA, Inc. and GST Network Funding, Inc.

***10(f) Amended and Restated Credit Agreement dated as of April 26, 1995, by and between GST Pacific Lightwave, Inc. and Tomen America Inc.

**10(g) Collateral Pledge and Security Agreement dated as of May 13, 1997, by and among GST Equipment Funding, Inc., United States Trust Company of New York and the holders of the Notes as defined therein.

&10(h) Amended and Restated Master Agreement dated as of May 24, 1996, by and among Tomen America Inc., the Company, GST Telecom Inc., GST Pacific Lightwave, Inc., Pacwest Network L.L.C., Pacwest Network Inc., GST Tucson Lightwave, Inc. and GST New Mexico Lightwave, Inc.

&10(i) Credit Agreement dated as of May 24, 1996, by and between GST New Mexico Lightwave, Inc. and TM Communications LLC.

&10(j) Credit Agreement dated as of May 24, 1996, by and between GST Tucson Lightwave, Inc. and TM Communications LLC.

&&10(k) Employment Agreement dated March 3, 1999, effective as of October 20, 1998, by and between GST USA, Inc. and Joseph Basile, Jr.

&&&10(l) Employment Agreement dated February 10, 1997, by and between GST USA,
         Inc. and GST Telecom Inc. and Daniel L. Trampush.

&10(m) Reseller Agreement dated as of October 30, 1996, by and between Magnacom Wireless, L.L.C., and GST Telecom Inc.

&10(n) Equipment Loan and Security Agreement dated December 19, 1996 by and between NTFC Capital Corporation and GST Equipco.

%10(o) Loan and Security Agreement dated as of September 4, 1996 by and between Siemens Stromberg-Carlson ("Siemens") and GST Switchco, Inc. ("GST Switchco").

%10(p) Unconditional Continuing Guaranty dated as of September 4, 1996 by and between Siemens and GST USA, Inc.

%10(q) Unconditional Limited Guaranty Agreement dated as of December 19, 1996 made by GST USA, Inc., in favor of NTFC Capital Corporation.

%%10(r) Credit Agreement dated as of September 30, 1997 by and between GST Telecom Hawaii, Inc. and TM Communications Hawaii LLC.

%%10(s) Service Agreement dated as of September 30, 1997 by and between Pacwest Network, Inc. and GST Telecom Hawaii, Inc.

%%10(t) Management Agreement dated as of September 30, 1997 by and between Pacwest Network, Inc. and GST Telecom Hawaii, Inc.

%%10(u) Agreement dated as of September 30, 1997 by and among GST Telecom Hawaii, Inc., GST Telecom Inc. and Pacwest Network, Inc.

###27    Financial Data Schedule.


* Incorporated by reference to GST USA's Registration Statement on Form S-4 (No. 333-33601-02).

** Incorporated by reference to GST's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

*** Incorporated by reference to GST's Annual Report on Form 20-F for the fiscal year ended September 30, 1995.

#        Incorporated by reference to GST's Form 8-K filed May 19, 1998.

## Incorporated by reference to Exhibit 99.2 to GST's Form 8-K dated January 6, 1998.

###      Filed herewith.


& Incorporated by reference to GST Telecommunications, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1996.


&& Incorporated by reference to GST Telecommunications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


&&& Incorporated by reference to GST Telecommunications, Inc.'s Quarterly Report on Form 10-Q for the period ended March 30, 1997.


% Incorporated by reference to GST Telecommunications, Inc.'s Quarterly Report on Form 10-Q for the period ended December 31, 1996.


%% Incorporated by reference to GST Telecommunications, Inc.'s Form 8-K dated September 30, 1997.


(b)      Reports on Form 8-K:  None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


GST USA, INC.                                                                                                 PAGE
Independent Auditors' Report.......................................................................           F-2

Consolidated Balance Sheets at December 31, 1998 and 1997..........................................           F-3

Consolidated Statements of Operations for the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended
         September 30, 1997 and 1996...............................................................           F-4

Consolidated Statements of Shareholder's (Deficit) Equity for the year ended
         December 31, 1998, the three-month period ended December 31, 1997 and
         the years ended September 30, 1997 and 1996...............................................           F-5

Consolidated Statements of Cash Flows for the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended
         September 30, 1997 and 1996...............................................................           F-6

Notes to Consolidated Financial Statements.........................................................           F-8

Independent Auditor's Report on Schedule...........................................................           S-1

Schedule of Valuation and Qualifying Accounts......................................................           S-2

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
GST USA, Inc.:


We have audited the accompanying consolidated balance sheets of GST USA, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholder's (deficit) equity, and cash flows for the year ended December 31, 1998, the three-month period ended December 31, 1997 and each of the years in the two-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GST USA, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and cash flows for the year ended December 31, 1998, the three-month period ended December 31, 1997 and each of the years in the two-year period ended September 30, 1997, in conformity with generally accepted accounting principles.

                                      /s/ KPMG Peat Marwick LLP







Portland, Oregon
March 1, 1999

                                  GST USA, INC.
                                and Subsidiaries
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)


                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                     1998                    1997
                                                                                 -----------             -----------
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                      $    85,482             $   197,373
  Restricted investments                                                              34,107                  31,731
  Accounts receivable, net                                                            31,946                  26,212
  Receivable from parent                                                                --                       964
  Investments                                                                           --                     7,554
  Prepaid and other current assets                                                    11,661                  15,763
                                                                                 -----------             -----------

                                                                                     163,196                 279,597

Restricted investments                                                               247,257                 112,719
Property and equipment, net                                                          616,686                 406,440
Goodwill, net                                                                         47,627                  29,941
Other assets, net                                                                     45,926                  50,319
                                                                                 -----------             -----------

         Total assets                                                            $ 1,120,692             $   879,016
                                                                                 ===========             ===========

                  LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
  Accounts payable                                                               $    25,986             $    14,531
  Accrued expenses                                                                    36,336                  29,851
  Payable to parent                                                                  341,917                 327,138
  Deferred revenue                                                                     6,030                     993
  Current portion of capital lease obligations                                         5,649                   6,286
  Current portion of long-term debt                                                   12,091                   3,212
                                                                                 -----------             -----------

                                                                                     428,009                 382,011
                                                                                 -----------             -----------

Other liabilities                                                                       --                     1,409
Capital lease obligations, less current portion                                       19,741                  13,994
Long-term debt, less current portion                                                 919,075                 591,813
Minority interest                                                                       --                    12,732

Commitments and contingencies

Shareholder's deficit:
  Common shares:
          200 shares authorized, 10 shares issued and outstanding, no                 78,462                  78,462
          par value
  Accumulated deficit                                                               (324,595)               (201,405)
                                                                                 -----------             -----------

                                                                                    (246,133)               (122,943)
                                                                                 -----------             -----------

         Total liabilities and shareholder's deficit                             $ 1,120,692             $   879,016
                                                                                 ===========             ===========

See accompanying notes to consolidated financial statements.

                                  GST USA, INC.
                                and Subsidiaries
                      Consolidated Statements of Operations
                                 (In thousands)



                                                                             THREE-MONTH
                                                           YEAR ENDED        PERIOD ENDED                    YEARS ENDED
                                                          DECEMBER 31,       DECEMBER 31,                   SEPTEMBER 30,
                                                                                                    -------------------------------
                                                             1998               1997                  1997                  1996
                                                           ---------          ---------             ---------             ---------
Revenues:
     Telecommunications and other services                 $ 152,168          $  25,940             $  80,234             $  31,726
     Product                                                    --                7,300                21,982                 9,573
                                                           ---------          ---------             ---------             ---------

         Total revenues                                      152,168             33,240               102,216                41,299
                                                           ---------          ---------             ---------             ---------

Operating costs and expenses:
     Network expenses                                        101,355             18,361                64,743                26,580
     Facilities administration and maintenance                13,919              2,906                11,643                10,317
     Cost of product revenues                                   --                2,328                 7,141                 3,974
     Selling, general and administrative                      90,136             21,322                69,152                30,901
     Research and development                                   --                  746                 2,289                 1,352
     Depreciation and amortization                            44,585              8,507                23,672                 8,291
     Special charges                                          30,580               --                    --                    --
                                                           ---------          ---------             ---------             ---------

         Total operating costs and expenses                  280,575             54,170               178,640                81,415
                                                           ---------          ---------             ---------             ---------

         Loss from operations                               (128,407)           (20,930)              (76,424)              (40,116)
                                                           ---------          ---------             ---------             ---------

Other expenses (income):
    Interest income                                          (24,047)            (4,077)               (6,315)               (4,927)
    Interest expense, net of amounts capitalized              77,809             15,853                34,168                18,334
    Gain on sale of subsidiary shares                        (61,266)              --                  (7,376)                 --
    Other                                                      2,287                139                   139                 2,289
                                                           ---------          ---------             ---------             ---------

                                                              (5,217)            11,915                20,616                15,696
                                                           ---------          ---------             ---------             ---------


         Loss before minority interest
           in (income) loss of subsidiaries                 (123,190)           (32,845)              (97,040)              (55,812)
                                                           ---------          ---------             ---------             ---------

Income tax expense:
    Current                                                     --                  758                 1,802                   157
    Deferred                                                    --                   92                  (899)                 --
                                                           ---------          ---------             ---------             ---------

                                                                --                  850                   903                   157
                                                           ---------          ---------             ---------             ---------

         Loss before minority interest in (income)
            loss of subsidiaries                            (123,190)           (33,695)              (97,943)              (55,969)

Minority interest in (income) loss of subsidiaries              --                 (472)                 (612)                  411
                                                           ---------          ---------             ---------             ---------

         Net loss                                          $(123,190)         $ (34,167)            $ (98,555)            $ (55,558)
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

                                  GST USA, INC.
                                and Subsidiaries
            Consolidated Statements of Shareholder's (Deficit) Equity
                      (In thousands, except share amounts)



                                                                                                               TOTAL
                                                       COMMON SHARES                  ACCUMULATED           SHAREHOLDER'S
                                              SHARES                AMOUNT              DEFICIT           (DEFICIT) EQUITY
                                             ---------            ---------           -----------         ----------------
Balance, September 30, 1995                         10            $  47,909            $ (13,125)            $  34,784

Cash contributions from parent                    --                  9,009                 --                   9,009
Non-cash contributions from parent                --                 13,039                 --                  13,039
Net loss                                          --                   --                (55,558)              (55,558)
                                             ---------            ---------            ---------             ---------
Balance, September 30, 1996                         10               69,957              (68,683)                1,274

Capital transaction, sale of
    subsidiary shares                             --                  8,416                 --                   8,416
Net loss                                          --                   --                (98,555)              (98,555)
                                             ---------            ---------            ---------             ---------
Balance, September 30, 1997                         10               78,373             (167,238)              (88,865)

Exercise of subsidiary stock
     options                                      --                     89                 --                      89
Net loss                                          --                   --                (34,167)              (34,167)
                                             ---------            ---------            ---------             ---------
Balance, December 31, 1997                          10               78,462             (201,405)             (122,943)

Net loss                                          --                   --               (123,190)             (123,190)
                                             ---------            ---------            ---------             ---------

Balance, December 31, 1998                          10            $  78,462            $(324,595)            $(246,133)
                                             =========            =========            =========             =========

See accompanying notes to consolidated financial statements.

                                  GST USA, INC.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                     THREE-MONTH          YEARS ENDED
                                                                     YEAR ENDED      PERIOD ENDED        SEPTEMBER 30,
                                                                    DECEMBER 31,     DECEMBER 31,   ------------------------
                                                                       1998             1997          1997           1996
                                                                    -----------      -----------    ---------      ---------
Operations:
     Net loss                                                        $(123,190)       $ (34,167)    $ (98,555)     $ (55,558)
     Adjustments to reconcile net loss to net cash
       used in operations:
         Minority interest in income (loss) of subsidiary                 --                472           612           (411)
         Depreciation and amortization                                  47,755            9,251        25,769          9,382
         Deferred income taxes                                            --                 92          (899)          --
         Accretion and accrual of interest                              35,627            5,767        17,099         17,758
         Non-cash stock compensation and other expense                    (343)             374         2,521            574
         Loss on disposal of assets                                     10,139             --             679          1,012
         Loss on impairment of assets                                   19,549             --            --             --
         Equity in losses of investments and joint venture                --               --            --            1,495
         Gain on sale of subsidiary shares                             (61,266)            --          (7,376)          --
         Changes in non-cash operating working capital:
              Accounts receivable, net                                 (15,444)          (3,528)      (10,148)        (2,321)
              Inventory                                                   --                (33)         (384)        (2,019)
              Prepaid, other current and other assets, net               1,023           (2,727)       (6,496)        (4,176)
              Accounts payable and accrued liabilities                  (1,000)         (18,292)       25,672          2,315
              Other liabilities                                          5,557              708          (119)           153
                                                                     ---------        ---------     ---------      ---------
                  Cash used in operations                              (81,593)         (42,083)      (51,625)       (31,796)
                                                                     ---------        ---------     ---------      ---------

Investments:
     Acquisition of subsidiaries, net of cash acquired                 (35,471)          (2,105)         (673)        (1,441)
     Purchase of investments                                              --             (4,307)       (3,247)        (9,799)
     Proceeds from sale of investments                                     308             --           5,177          5,493
     Purchase of property and equipment                               (218,027)         (46,489)     (223,921)       (76,126)
     Proceeds from sale of property and equipment                        3,567             --           5,774              8
     Purchase of other assets                                           (3,249)          (1,688)      (11,057)        (7,575)
     Change in investments restricted for the
          purchase of property and equipment                          (170,288)          12,217       (59,776)       (16,000)
     Proceeds from the sale of subsidiary shares, net                   85,048              141        27,105           --
     Cash disposed of in sale of subsidiary                             (5,252)            --            --             --
                                                                     ---------        ---------     ---------      ---------
                  Cash used in investing activities                   (343,364)         (42,231)     (260,618)      (105,440)
                                                                     ---------        ---------     ---------      ---------

Financing:
     Proceeds from long-term debt                                      300,955            7,729       353,258        175,897
     Proceeds of debt payable to parent                                 13,738          214,353        86,828           --
     Principal payments on long-term debt and capital                  (22,380)         (10,087)       (6,709)        (1,544)
       leases
     Contributions from parent                                            --               --            --            9,009
     Deferred debt financing costs                                     (12,621)             (87)      (12,004)        (8,480)
     Change in investments restricted to finance interest
         payments                                                       33,374           15,083       (95,974)          --
                                                                     ---------        ---------     ---------      ---------
                  Cash provided by financing activities                313,066          226,991       325,399        174,882
                                                                     ---------        ---------     ---------      ---------

                  Increase (decrease) in cash and cash
                       equivalents                                    (111,891)         142,677        13,156         37,646

Cash and cash equivalents, beginning of period                         197,373           54,696        41,540          3,894
                                                                     ---------        ---------     ---------      ---------

Cash and cash equivalents, end of period                             $  85,482        $ 197,373     $  54,696      $  41,540
                                                                     =========        =========     =========      =========

                                                                     (Continued)

                                  GST USA, INC.
                                and Subsidiaries
                Consolidated Statements of Cash Flows, continued
                                 (In thousands)



                                                                                    THREE-MONTH                YEARS ENDED
                                                                 YEAR ENDED         PERIOD ENDED              SEPTEMBER 30,
                                                                 DECEMBER 31,       DECEMBER 31,      ----------------------------
                                                                    1998                1997            1997                1996
                                                                  --------            --------        --------            --------
Supplemental disclosure of cash flow information:
     Cash paid for interest                                       $ 50,190            $ 21,684        $  4,982            $  1,813
     Cash paid for income taxes                                       --                 1,038             638                --

Supplemental schedule of non-cash investing and
     financing activities:
       Recorded in business combinations:
         Assets                                                     45,719               2,605           1,052              45,477
         Liabilities                                                10,248                 500             379              11,665
         Minority interest                                            --                  --              --                (2,686)
         Common shares of parent                                      --                  --              --                35,057
       Disposition of subsidiary:
         Assets                                                     35,480                --              --                  --
         Liabilities                                                 4,218                --              --                  --
         Minority interest                                          12,732                --              --                  --
       Amounts in accounts payable and accrued
         liabilities for the purchase of fixed assets at
         end of period                                              25,945              19,029          19,718              18,291
       Assets acquired through capital leases                       10,079                 480          21,765                --



See accompanying notes to consolidated financial statements.

                                  GST USA, INC.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements
                      (In thousands, except share amounts)
                           December 31, 1998 and 1997



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF THE COMPANY

         GST USA, Inc. (the Company or GST USA) is a wholly-owned subsidiary of GST Telecommunications, Inc. (GST), a Canadian company, and is engaged in the business of providing competitive local exchange services primarily in the western United States. In addition, the Company provides a range of telecommunications services, including long distance, Internet and data services, and constructs telecommunication networks for other providers. Upon formation of the Company in August of 1994, GST transferred all of its operating subsidiaries and equity investments to the Company.

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

         CHANGE IN FISCAL YEAR-END

         In 1997, the Company changed its fiscal year-end from September 30 to December 31. Included in the accompanying audited financial statements are the results of operations for the three-month transition period ended December 31, 1997. Unaudited results of operations for the comparable three-month period ended December 31, 1996 are summarized below:


                  Revenues                                          $  23,217
                  Loss from operations                                (17,432)
                  Other expenses, net                                  (4,034)
                  Income tax expense                                     ---
                  Net loss                                            (21,413)

         BASIS OF CONSOLIDATION

         These consolidated financial statements include the accounts of the Company and its greater than 50% owned subsidiaries. The Company's investments in unconsolidated companies owned 20% or more are accounted for using the equity method. At December 31, 1998, the Company held no investments accounted for pursuant to the equity method. All significant intercompany accounts have been eliminated.

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


         CASH AND CASH EQUIVALENTS

         Cash equivalents consist of short-term, highly liquid investments with original maturities of ninety days or less.

         ACCOUNTS AND NOTES RECEIVABLE AND CONCENTRATION OF RISK

         Gross trade accounts receivable total $37,220 and $26,113 at December 31, 1998 and 1997, respectively. Notes receivable from customers total $208 and $4,055 at December 31, 1998 and 1997, respectively. Management provides an allowance for doubtful accounts and notes based on current customer information and historical statistics. The allowance for doubtful accounts was $5,482 and $3,956 at December 31, 1998 and 1997, respectively.

         Results of operations are derived from United States operations and substantially all assets reside in the United States. The Company is exposed to concentration of credit risk principally from accounts receivable. The Company's five largest telecommunications and other services customers accounted for approximately 16.4%, 17.8%, 21.4% and 46.9% of the Company's consolidated telecommunications and other services revenue for the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996, respectively.

         The Company relies on incumbent local exchange companies for the provision of local telephone service. In addition, the Company relies on other carriers to provide transmission and termination services for a majority of its long distance traffic. The inability of any of these companies or carriers to fulfill service delivery requirements could impact the Company's future results.

         RESTRICTED AND UNRESTRICTED INVESTMENTS

         Restricted investments classified as available-for-sale consist primarily of U.S. Treasury securities maturing between one and eight months which are restricted for the purchase and installation of network assets. Held-to-maturity investments consist of U.S. Treasury securities and certificates of deposit maturing between four months and eighteen months which are primarily restricted for interest payments. Restricted investments are recorded at amortized cost which approximates fair value for all periods presented.

         Unrestricted available-for-sale investments consist U.S. government securities and certificates of deposit at December 31, 1997.

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



         Under Financial Accounting Standards Board (the FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, GST USA classifies its investments as follows:

                                                           DECEMBER 31,
                                                    ----------------------------
                                                      1998               1997
                                                    ----------------------------
                  Restricted investments:
                       Available-for-sale           $   230,014     $    62,484
                       Held-to-maturity                  51,350          81,966

                  Unrestricted investments:
                       Available-for-sale                   ---           7,554

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

         In February 1998, the Company sold its remaining interest in NACT for net proceeds of $85,048, which resulted in a gain of $61,266.

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, which are as follows:

             Telecommunications networks                         20 years
             Electronic and related equipment                    10 years
             Leasehold improvements                              10 years
             Computer equipment, office equipment and other   3 - 7 years
             Buildings                                           40 years

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


         Construction, engineering and overhead costs directly related to the development of the Company's networks are capitalized. The Company capitalizes internal information systems costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company begins depreciating these costs when the assets become operational. Depreciation expense totaled $29,771, $6,152, $14,844 and $5,559 for the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996, respectively.

         GOODWILL

         Goodwill is amortized using the straight-line method over periods ranging from five to ten years. Amortization charged to operations was $5,804, $944, $3,894 and $1,690 for the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996, respectively.

         ASSET IMPAIRMENT

         The Company reviews long-lived assets, goodwill and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         During 1998, the Company recorded a non-cash special charge of $3,881 related to the impairment of certain long-lived assets associated with the Company's shared tenant services operations. The impaired assets primarily consist of customer lists and electronic and related equipment. As the projected future cash flows were less than the assets' carrying value, an impairment loss was recognized. The impairment loss was measured as the amount by which the carrying amount of the assets exceeded the estimated fair value of the assets, which was determined based on current market prices for similar assets.

         As discussed in note 11, the Company also recorded a non-cash special charge of $15,668 during 1998 related to the impairment of a prepaid reseller agreement and advances to Magnacom Wireless LLC.

         REVENUE RECOGNITION

         Telecommunication services revenue is recognized monthly as services are provided. Amounts billed in advance of the service month are recorded as deferred revenue. Network construction services revenue is recognized using the percentage of completion method. Accordingly, the Company recognizes revenues and expenses as construction progresses. Included in other current assets are costs and income in excess of billings relating to certain contracts.

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


         NET LOSS PER SHARE

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

         INCOME TAXES

         The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

         COMPREHENSIVE INCOME

         The Company adopted SFAS No. 130, Reporting Comprehensive Income, on January 1, 1998. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. There are no differences between net loss and comprehensive loss for all periods presented.

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

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


         ADVERTISING COSTS

         The Company expenses advertising costs as incurred.

         RECLASSIFICATIONS

         Certain reclassifications have been made in the accompanying consolidated financial statements for December 31, 1997 and September 30, 1997 and 1996 to conform with the December 31, 1998 presentation.

(2)      ACQUISITIONS

         The Company has made the acquisitions set forth below, each of which was accounted for as a purchase. The consolidated financial statements include the operating results from the effective date of acquisition.

         ICON COMMUNICATIONS CORP. (ICON)

         In April 1998, the Company acquired 100% of the outstanding capital stock of ICON, a Washington company which provides long distance and ancillary communications services. Consideration paid for this acquisition consisted of $23,916 in cash. Goodwill of $15,957 was recorded as a result of this acquisition.

         KLP, INC. (D/B/A CALL AMERICA) (CALL AMERICA PHOENIX)

         In March 1998, the Company acquired 100% of the outstanding capital stock of Call America Phoenix, an Arizona company which provides long distance services. Consideration paid for this acquisition consisted of $3,838 in cash. Goodwill of $2,405 was recorded as a result of this acquisition.

         WHOLE EARTH NETWORKS, LLC (WHOLE EARTH)

         In March 1998, the Company acquired the business of Whole Earth, a California Internet services provider. Consideration paid for this acquisition consisted of $9,053 in cash and the assumption of $1,273 in liabilities. Goodwill of $3,293 was recorded as a result of this acquisition.

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

                                        .
         PHOENIX FIBER ACCESS, INC. (PHOENIX FIBER)

         In December 1996, the Company paid $2,000 in cash to acquire the remaining 50% of Phoenix Fiber, previously 50% owned by the Company through a joint venture with ICG Telecom Group, Inc. (ICG). In addition, the Company assumed the repayment of up to $2,000 of intercompany indebtedness, under certain circumstances, and indemnified ICG in respect of all indebtedness of Phoenix Fiber to the Company and third parties, other than certain liabilities of Phoenix Fiber that were assumed by ICG. Phoenix Fiber is an Arizona company engaged in providing competitive local exchange services in the Phoenix metropolitan area.

         CALL AMERICA BUSINESS COMMUNICATIONS, CORP. (CALL AMERICA)

         In September 1996, GST acquired 100% of the outstanding capital stock of Call America, a California company that provides long distance and ancillary communications services. GST acquired Call America for consideration of 1,443,505 common shares of GST valued at $16,311. Additionally, $415 in notes receivable due from the former owners of Call America will be forgiven if certain operating milestones are met over the next 8 years. Goodwill of $11,581 was recorded as a result of this acquisition. Effective January 1, 1998, GST transferred the ownership of Call America to the Company.

         TOTALNET COMMUNICATIONS, INC. (TOTALNET)

         In September 1996, GST acquired 100% of the outstanding capital stock of TotalNet, a long distance service provider. GST acquired TotalNet for consideration of 703,229 common shares of GST valued at $8,814. Goodwill of $5,717 was recorded as a result of this acquisition. Effective January 1, 1998, GST transferred ownership of TotalNet to the Company.

         GST TELECOM INC. (GST TELECOM)

         In a series of transactions between 1994 and 1996, the Company purchased 100% of the outstanding shares of GST Telecom, which develops, constructs and operates competitive local exchange networks and other communications systems. Consideration paid for GST Telecom consisted of 2,100,000 common shares of GST valued at $15,447, which shares were paid to Pacwest, LLC (Pacwest), an entity controlled by the former Chairman and Chief Executive Officer of the Company. Goodwill of $15,330 was recorded as a result of this acquisition.

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


         OTHERS

         In October 1997, the Company purchased the assets of the Guam operations of Sprint Communications Company L.P. (Sprint) which provide long distance and ancillary services in Guam. Consideration paid for this acquisition consisted of $2,000 in cash and $500 in liabilities for services to be provided to Sprint.

         In May 1996, the Company purchased from Tomen America, Inc. (Tomen) the remaining 10% interest in GST Pacific Lightwave, Inc., a GST Telecom subsidiary which operates a fiber optic competitive local exchange network in southern California. The consideration paid for this acquisition consisted of $1,250 in cash, which was recorded as goodwill.

         During 1996, the Company acquired the assets of Reservations, Inc. dba Hawaii OnLine (Hawaii OnLine), the assets of Texas-Ohio Communications, Inc. (Texas-Ohio), and 100% of the outstanding capital stock of Tri-Star Residential Communications, Inc. (Tri-Star). Hawaii OnLine is an Internet service provider; Texas-Ohio is a long distance service provider; and Tri-Star provides shared tenant services consisting of long distance, cable television and security service to tenants of multi-dwelling apartment units. Consideration paid for these acquisitions consisted of 266,519 common shares of GST valued at $2,463, and $719 of cash. Goodwill of $1,044 was recorded as a result of these acquisitions.

         The unaudited pro forma results shown below reflect results of operations as if the 1998 and 1997 acquisitions described above occurred as of the beginning of each of the periods presented.

                                          THREE-MONTH
                            YEAR ENDED    PERIOD ENDED      YEAR ENDED
                           DECEMBER 31,   DECEMBER 31,    SEPTEMBER 30,
                               1998           1997             1997
                           ------------   ------------    -------------
              Revenues      $  156,407     $   37,503       $  120,973
              Net loss        (123,736)       (34,299)        (100,388)

         The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results that may be achieved from the combined operations.

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


(3)      PROPERTY AND EQUIPMENT

                                                               DECEMBER 31,
                                                          ---------------------
                                                             1998        1997
                                                          ---------   ---------
         Telecommunications networks                      $ 178,008   $ 132,028
         Electronic and related equipment                   181,769      68,380
         Leasehold improvements                              24,508      21,671
         Computer equipment, office equipment and other      40,361      14,777
         Buildings                                            2,803       3,366
         Construction in progress                           251,353     192,888
                                                          ---------   ---------
                                                            678,802     433,110

         Less accumulated depreciation                      (62,116)    (26,670)
                                                          ---------   ---------

                                                          $ 616,686   $ 406,440
                                                          =========   =========


         Property and equipment includes $251,353 and $192,888 of assets which had not been placed in service at December 31, 1998 and 1997, respectively, and accordingly, was not being depreciated. During the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996, $25,920, $3,726,
         $15,170 and $2,316 of interest, respectively, was capitalized as part of property and equipment.

(4)      ACCRUED EXPENSES

                                                              DECEMBER 31,
                                                        ----------------------
                                                          1998            1997
                                                        -------         -------
         Fixed asset purchases                          $ 9,552         $12,157
         Carrier costs                                    4,885              98
         Interest payable                                 9,098           7,966
         Payroll and related liabilities                  5,107           2,595
         Other                                            7,694           7,035
                                                        -------         -------

                  Total                                 $36,336         $29,851

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


(5)      LONG-TERM DEBT

                                                                   DECEMBER 31,
                                                               -------------------
                                                                 1998       1997
                                                               --------   --------

         13.25% senior secured notes due May 1, 2007           $265,000   $265,000
         10.5% senior secured discount notes due May 1, 2008    320,997         --
         Note payable to Tomen, LIBOR plus 3.0%
              (8.1% at December 31, 1998)                        45,262     61,793
         Note payable to NTFC, LIBOR plus 3.5%
              (8.6% at December 31, 1998)                        50,000     50,000
         Note payable to Siemens, LIBOR plus 3.5 %
              (8.6% at December 31, 1998)                         9,463      7,889
         13.875% senior discount notes due December 15, 2005    240,304    210,136
         Other                                                      140        207
                                                               --------   --------

                                                                931,166    595,025

         Less current portion of long-term debt                  12,091      3,212
                                                               --------   --------

                                                               $919,075   $591,813
                                                               ========   ========


         The schedule of future principal payments on long-term debt is as follows:

                  Year ending December 31:
                          1999                                      $    12,091
                          2000                                           17,041
                          2001                                           20,216
                          2002                                           20,898
                          2003                                           21,132
                  Thereafter (a)                                      1,090,936
                                                                    -----------

                     Less unaccreted discount                          (251,148)
                                                                    -----------

                                                                    $   931,166
                                                                    ===========

         (a) Includes $500,000 and $312,448 of 10.5% senior secured discount notes and 13.875% senior discount notes, respectively, due at maturity.

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


         SENIOR SECURED NOTES

         In May 1997, the Company issued $265,000 in senior secured notes (the Secured Notes) due May 1, 2007. The Secured Notes bear interest at a rate of 13.25% with semiannual interest payments due beginning November 1, 1997. Approximately $93,790 of the proceeds were set aside to fund the first six scheduled interest payments. The remainder of the net proceeds were restricted to finance the cost of design, development, construction, acquisition, installation and integration of telecommunications equipment. The Secured Notes are secured by the assets financed with the proceeds and are subject to certain debt covenants.

         SENIOR SECURED DISCOUNT NOTES

         In May 1998, the Company issued $300,000 in 10.5% senior secured discount notes (the Senior Secured Discount Notes) maturing on May 1, 2008. The Senior Secured Discount Notes were sold at a substantial discount and there will be no accrual of cash interest prior to May 1, 2003, or payment of interest until November 1, 2003. The Senior Secured Discount Notes accrete to a total principal amount, due May 1, 2008, of approximately $500,000. The net proceeds from the sale of the Senior Secured Discount Notes are restricted to finance the cost of design, development, construction, acquisition, installation and integration of telecommunications equipment. The Senior Secured Discount Notes are secured by the assets financed with the proceeds and are subject to certain debt covenants.

         The Company is a party to a registration rights agreement relating to the Senior Secured Discount Notes whereby it agreed to consummate an exchange offer for the Senior Secured Discount Notes pursuant to an effective registration statement or cause the Senior Secured Discount Notes to be registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement by November 4, 1998. Although the Company has filed a registration statement on Form S-4 with respect to an exchange offer for the Senior Secured Discount Notes, it has not yet been declared effective. Therefore, in accordance with the terms of the registration rights agreement, interest (in addition to the accrual of original issue discount and interest otherwise due on the Senior Secured Discount Notes after such date) on the Senior Secured Discount Notes accrue at an annual rate of 0.5%, beginning November 4, 1998, and are payable in cash semiannually in arrears, on each May 1 and November 1, commencing May 1, 1999, until such exchange offer is consummated or a shelf registration statement is declared effective. At December 31, 1998, the Company had accrued $396 in additional interest related to the Senior Secured Discount Notes.

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


         TOMEN FACILITY

         In October 1994, the Company entered into a master financing agreement with Tomen. Under the agreement, Tomen will loan up to $100,000 to subsidiaries of the Company for development and construction of network projects. As of December 31, 1998, Tomen had provided a total of $69,468 (of which $45,262 was outstanding at December 31, 1998) in debt financing to the Company's subsidiaries for construction and operation of fiber optic networks in southern California, New Mexico, Arizona and Hawaii. The Tomen financing is secured by equipment at the funded network locations and is subject to certain debt covenants.

         NTFC CAPITAL  CORPORATION (NTFC) AGREEMENT

         In March 1997, the Company entered into a $50,000 (all of which was outstanding at December 31, 1998) loan and security agreement with NTFC to finance the purchase of certain equipment from Northern Telecom, Inc. Amounts borrowed under the agreement bear interest at LIBOR plus 3.5% and will be repaid in twenty quarterly installments beginning in March 1999. The loan is secured by the equipment purchased with the proceeds and subject to certain debt covenants.

         SIEMENS TELECOM NETWORKS (SIEMENS) AGREEMENT

         In September 1996, the Company entered into a loan and security agreement with Siemens. Under the terms of the agreement, Siemens will loan up to $226,000 to the Company for the purchase and installation of telecommunications switching and related equipment. At December 31, 1998, $116,000 was available to the Company and $9,463 was outstanding. Amounts borrowed under the agreement initially bear interest at LIBOR plus 4.5% and are secured by the equipment. Such interest decreases to LIBOR plus 3.5% at the time each initial loan is converted to a term loan, which conversion occurs at the first calendar quarter following the initial loan. Amounts borrowed under the agreement will be repaid in twenty-four quarterly installments beginning five quarters after the initial loan is converted to a term loan. The loan is subject to certain debt covenants.

         SENIOR DISCOUNT NOTES

         In December 1995, the Company issued approximately $160,000 in 13.875% senior discount notes (the Senior Notes) maturing on December 15, 2005. The Senior Notes were sold at a substantial discount and there is no accrual of cash interest prior to December 15, 2000 or payment of interest until June 15, 2001. The Senior Notes accrete to a total principal amount, due December 15, 2005, of approximately $312,400 by December 15, 2000. The Senior Notes rank in right of payment with all unsubordinated indebtedness of the Company. On or after December 15, 2000, the Senior Notes will be redeemable at the option of the Company. The Senior Notes are subject to certain debt covenants and are guaranteed by GST.

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


         GUARANTEE OF PARENT'S DEBT

         The Company has guaranteed GST's Convertible Senior Subordinated Discount Notes (the Convertible Notes) totaling approximately $29,884 at December 31, 1998. The Convertible Notes accrete to a total principal amount, due December 15, 2005, of approximately $38,856 by December 15, 2000. On or after December 15, 2000, the Convertible Notes will be redeemable at the option of the Company and GST. The Convertible Notes are subject to certain debt covenants.

         DEBT COVENANTS AND CLASSIFICATION OF LONG TERM DEBT

         In November 1998, the Company informed the Trustee who represents the holders of the Senior Secured Notes, the Senior Secured Discount Notes, the Senior Notes, and the Convertible Notes that it may have violated certain technical covenants contained in the indentures related to each of the aforementioned debt issuances. In February 1999, the Trustee informed the note holders of the potential violations. The note holders have not declared a default, as defined within the indentures of each of the notes. The Company has classified the related debt obligations as non-current in the accompanying consolidated balance sheets as management believes it is probable that, in the event the note holders declare a default, the Company would be able to take corrective actions to cure, within the prescribed grace period, those technical violations deemed objectively-determinable.

 (6)     SHAREHOLDER'S (DEFICIT) EQUITY

         COMMON STOCK

         Since inception, GST has owned all of the outstanding shares of the Company.

         NON-CASH CONTRIBUTIONS FROM PARENT

         Non-cash contributions from parent consist primarily of GST stock issued in connection with the Company's acquisition of certain subsidiaries.

         STOCK-BASED COMPENSATION

         Certain employees of the Company are eligible for stock option and stock bonus awards of GST's common stock. Pursuant to performance-based awards, compensation cost recognized in the statements of operations for the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996 totaled $(447), $374, $2,521 and $574, respectively.

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


(7)      INCOME TAXES

         The provision for income taxes differs from the amount computed by applying the statutory income tax rate to net income before taxes for the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996 as follows:

                                                  DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,   SEPTEMBER 30,
                                                     1998           1997            1997            1996
                                                  ------------   ------------   -------------   -------------
         Computed expected income tax expense
              (benefit) at statutory rate            (34)%          (34)%           (34)%           (34)%
         Expected state income tax
              expense (benefit)                       (4)            (4)             (4)             (4)
         Increase in valuation allowance              38             37              36              20
         Amortization of goodwill                      1              1               1               1
         Equity method accounting
          for joint venture                           --             --              --               1
         Effect of acquisition of new subsidiaries     1             --              --              11
         Non-deductible interest                      --              2               2               2
         Other                                        (2)             1              --               3
                                                     ---            ---             ---             ---

         Income tax expense                           --%             3%              1%             --%
                                                     ===            ===             ===             ===

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax asset and liability are as follows:

                                                         DECEMBER 31,
                                                    ---------------------
                                                       1998         1997
                                                    ----------    -------
         Deferred tax assets:
            Federal and state net operating
               loss carryforwards                   $   76,201    $ 53,530
            Non-deductible  interest                    39,199      11,998
            Other                                        3,320       4,484
                                                    ----------    -------

                  Total gross deferred tax assets      118,720      70,012

            Less valuation  allowance                 (109,481)    (61,581)
                                                    ----------    -------

                  Total deferred tax assets              9,239       8,431
                                                    ----------    -------

         Deferred tax liabilities:
            Furniture, fixtures and equipment,
               due to differences in depreciation        6,217       5,376
            Capitalized software/intangibles             3,022       3,490
                                                    ----------    -------
                  Total gross deferred tax
                       liabilities                       9,239       8,866
                                                    ----------    -------

                  Net deferred tax liabilities      $      ---    $  (435)
                                                    ==========    =======


         The valuation allowance for deferred tax assets as of October 1, 1995 was $4,201. The net change in total valuation allowance for the year ended December 31, 1998, the three-month period ended December 31, 1997 and for the years ended September 30, 1997 and 1996 was an increase of $47,900, $12,133, $34,062 and $11,185, respectively.

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



         The Company has net operating losses for income tax purposes of approximately $208,864 available to reduce United States taxable income of future years, expiring as follows:

                  2006                                         $    405
                  2007                                              537
                  2008                                            2,800
                  2009                                            5,020
                  2010                                           36,922
                  2011                                           64,283
                  2017                                           36,600
                  2018                                           62,297
                                                               ---------

                                                               $208,864
                                                               =========

         Approximately 58% of these net operating losses may be utilized for state income tax purposes.

         Utilization of net operating losses may be subject to limitation in the event of certain substantial stock ownership changes pursuant to IRC
         Section 382 and referred to hereinafter as an ownership change. An ownership change would limit the utilization of any net operating losses incurred prior to the change in ownership date. The Company has completed an analysis under IRC Section 382 and has determined that no ownership change has occurred.

(8)      LEASES

         The Company is obligated under capital lease agreements for equipment and network facilities which expire at various dates during the next twenty years. Certain of these agreements contain clauses which allow the lessor to cancel the agreement upon twelve-month written notice. However, the Company believes that the likelihood of such clauses being exercised is remote. Gross amounts of assets and related accumulated amortization recorded under capital leases were as follows:

                                                                DECEMBER 31,
                                                             -----------------
                                                              1998       1997
                                                            --------   -------
                  Network facilities and equipment          $ 33,540   $27,003
                  Less accumulated amortization               (9,307)   (6,408)
                                                            --------   -------

                                                            $ 24,233   $20,595
                                                            ========   =======

         Amortization of assets held under capital leases is included in depreciation expense.

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



         The Company also has noncancelable operating leases, primarily for facilities, which expire over the next five years. Rental expense under operating leases was $6,159, $1,114, $3,385, and $1,501 for the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996, respectively.

         Future minimum lease payments under noncancelable leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1998 are:

                                                                             CAPITAL   OPERATING
                                                                              LEASES     LEASES
                                                                             -------   ---------
                  Year ending December 31:
                           1999                                              $10,661    $ 5,331
                           2000                                                7,430      4,266
                           2001                                                4,043      3,522
                           2002                                                3,476      3,422
                           2003                                                3,229      3,217
                      Thereafter                                              12,578      9,417
                                                                             -------    -------

                           Total minimum lease payments                       41,417    $29,175
                                                                             -------    =======

                  Less amounts representing interest (at rates
                       ranging from 9% to 17%)                                16,027
                                                                             -------

                                Net minimum lease payments                    25,390

                  Less current portion of obligations under capital leases     5,649
                                                                             -------

                  Obligations under capital leases, excluding current
                       portion                                               $19,741
                                                                             =======

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


(9)      COMMITMENTS AND CONTINGENCIES

         PENSION AND PROFIT SHARING PLANS

         In 1995, the Company adopted a defined contribution 401(k) plan (the
         Plan). Employees are eligible to participate in the Plan upon commencement of service. Participants may defer up to 15% of eligible compensation. Currently, the Company does not provide matching contributions for the Plan.

         EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with key members of management. These agreements provide for certain payments in the event of death, disability and change of control. The agreements also contain covenants not to compete.

         CONSTRUCTION CONTRACTS

         The Company has entered into an agreement to jointly construct a longhaul fiber and conduit network system. Pursuant to the agreement, the Company is committed to pay approximately $50,000 in construction costs during 1999. The Company is party to various other construction contracts arising in the ordinary course of business

(10)     LEGAL PROCEEDINGS

         (a)  GLOBAL AND CURRENT AND FORMER OFFICERS AND DIRECTORS

         On October 20, 1998, GST and GST Telecom, filed a Complaint in the Superior Court of California, County of Santa Clara, against Global and six current and former GST officers and directors (the Defendants). The Complaint includes claims for fraud, negligent misrepresentation, unjust enrichment, and unfair competition primarily related to the alleged misappropriation of a Mexican business opportunity. The complaint seeks an accounting, a constructive trust, and restitution of GST's interest in the opportunity and also seeks unspecified exemplary and punitive damages and attorneys' fees.

         On December 23, 1998, Defendants filed a motion to stay or dismiss the action on grounds of inconvenient forum, and four of the individual defendants filed a motion to dismiss the action for lack of personal jurisdiction. The Superior Court granted Defendants' motion to stay the proceedings on February 5, 1999, and GST and GST Telecom filed a notice of appeal on February 9, 1999.

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



         On January 27, 1999, Global and GST Mextel, Inc. ("Mextel") filed a Complaint in the Supreme Court of British Columbia, against GST and GST Telecom. The Complaint, which arises from the same matters for which GST and GST Telecom brought such against Global et al. in the Superior Court of California, includes claims for declaratory and injunctive relief and unspecified general and special damages. GST denies liability, and will vigorously dispute the allegations in the Complaint.

         On January 28, 1999, five current or former GST officers or directors filed a Complaint in the Supreme Court of British Columbia against GST, GST Telecom and four current GST directors. The Complaint, which arises from the same matters for which GST and GST Telecom brought such against Global, et al, in the Superior Court of California, includes claims for oppression and declaratory relief, and seeks unspecified actual and punitive damages, cost, and attorneys' fees. GST and its directors deny liability, and will vigorously dispute the allegations in the Complaint.

         (b) DIRECTOR AND FORMER COUNSEL

         On December 16, 1998, GST, GST USA and GST Telecom filed a Complaint in the United States District Court, Southern District of New York, against a current director and a law firm which previously represented the Company as general counsel. The Complaint includes claims for professional negligence, breach of fiduciary duty, and breach of contract, and seeks compensatory damages and attorneys' fees.

         On February 12, 1999, the current director filed his Answer to the Complaint. The law firm filed its Answer and Counterclaims to the Complaint on February 17, 1999. The law firm counterclaimed against GST, GST USA and GST Telecom for breach of contract, unjust enrichment, quantum meruit, and "account stated," based on invoices submitted to GST of approximately $250. No trial date has been set.

         (c)  FORMER CHAIRMAN AND CHIEF EXECUTIVE OFFICER

         On January 25, 1999, GST's former Chairman and Chief Executive Officer, filed a Complaint in the Superior Court of Washington, King County, against GST, GST USA and GST Telecom. The Complaint, which relates to the circumstances under which the former Chairman and Chief Executive Officer ceased to serve as an officer and director of GST, includes claims for breach of employment agreement, breach of the covenant of good faith and fair dealing, violation of wage statutes, and indemnity.

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


         On February 23, 1999, GST answered by denying all liability and filed counterclaims against the former Chairman and Chief Executive Officer, Global and five other current or former officers and directors for liability with respect to the matters leading to the termination of the former Chairman and Chief Executive Officer's employment. In particular, GST seeks recovery under Washington law for matters described in note 10(a), above, as well as for breaches committed with respect to the wrongful use of GST funds for the purchase of telecommunications licenses.

         (d)  FORMER TREASURER

         On February 9, 1999, GST filed a Complaint in the Superior Court for the State of Washington, Clark County, against the former treasurer of the Company. The Complaint is based on alleged misconduct and includes claims for fraud, breach of fiduciary duty, unjust enrichment, and unfair business practices, and seeks an accounting, imposition of a constructive trust, compensatory damages, costs of suit, attorneys' fees, and treble damages. In particular, the Complaint seeks relief based on misuse of insider information in the purchase of stock, wrongful disbursements to third parties, and involvement in a fraudulent release of GST stock from escrow. The defendant has not yet responded to the Complaint.

         Pursuant to the guidance set forth in SFAS 5, Accounting for Contingencies, the Company has accrued certain loss provisions related to the legal proceedings detailed above. In the opinion of management, the ultimate disposition of such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


(11)     RELATED PARTY TRANSACTIONS

         MAGNACOM WIRELESS, LLC  (MAGNACOM)

         In 1996, the Company and Magnacom, a company owned by the Company's former Chairman and Chief Executive Officer, entered into a reseller agreement pursuant to which (i) the Company was to become a reseller of PCS services in markets in which Magnacom had obtained FCC licenses and
         (ii) Magnacom was to use the Company to provide switched local and long distance services in markets where the Company had operational networks. Pursuant to such agreement, the Company paid Magnacom $200, $0, $8,403 and $5,997 during the year ended December 31, 1998, the three months ended December 31, 1997, and the years ended September 30, 1997 and 1996, respectively. In addition, the Company made operating advances to Magnacom of $925, $91 and $52 during the year ended December 31, 1998, the three months ended December 31, 1997 and the year ended September 30, 1997, respectively.

         In October 1998, Magnacom filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result, the Company wrote-off all amounts previously paid to Magnacom in the third quarter of 1998. The total write-off of approximately $15,668 is included in special charges in the accompanying consolidated statement of operations for the year ending December 31, 1998. The transactions with Magnacom form the basis for certain of the legal proceedings described in notes 10(b), 10(c) and 10(d).

         PACWEST NETWORK, INC. (PNI)

         The operations of the Company's Hawaiian microwave network require the use of radio licenses from the FCC. Such licenses are owned by PNI, a company controlled by the Company's former Chairman and Chief Executive Officer. Under agreements between the Company and PNI, (1) the Company pays a monthly fee to PNI to utilize PNI's licenses for its communications traffic and (2) PNI pays an equal monthly fee to the Company for the right to utilize the Company's facilities for other communications traffic using up to 10% of PNI's license capacity.

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


         TOMEN

         Under the Tomen facility, Tomen has the right to act as procurement agent for each network project it finances. The Company has purchased equipment through Tomen at competitive prices. Additionally, an up front fee of 1.50% of the aggregate principal amount of each project loan advanced and a commitment fee of .50% per annum on the unused portion of each project loan is payable to Tomen.

         Pursuant to the Tomen agreements, Tomen has purchased 1,586,595 shares of GST common stock for total cash consideration of $10,400 and holds a warrant to purchase an additional 75,000 shares of GST common stock at $12.61 per share, expiring in September 1999.

         OTHER

         The Company and GST paid approximately $1,929, $104, $2,066 and $2,264 in legal fees during the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996, respectively, to a law firm having a member who is a director of the Company. As noted in note 10(b), the Company is currently in litigation with both the director and the related law firm.

         Prior to June 1997, the Company's former Chairman and Chief Executive Officer served as a paid consultant to Tomen. Additionally, Pacwest received a fee equal to 1% of the aggregate debt and equity financing provided by Tomen to the Company through October 1997. Such fees incurred by the Company totaled $437 and $195 during the years ended September 30, 1997 and 1996.

         Receivables from parent are primarily comprised of expenses paid by the Company on behalf of GST.

         Payables to parent represent advances from GST to be used in constructing and operating the Company's telecommunications networks and the fair value of net assets transferred in certain business combinations.

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


(12)     SEGMENTS

         The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. As an integrated communications provider, the Company has one reportable operating segment. While the Company's chief decision-makers monitor the revenue streams of various services, operations are managed and financial performance is evaluated based upon the delivery of multiple services over common network and facilities. This allows the Company to leverage its network costs in an effort to maximize return. As a result, there are many shared expenses generated by the various revenue streams; because management believes that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, management does not currently make such allocations internally. The chief decision-makers do, however, monitor revenue streams at a more detailed level than those depicted in the Company's historical general purpose financial statements. The following table presents revenues by service type:

                                                 THREE-MONTH        YEARS ENDED
                                  YEAR ENDED    PERIOD ENDED       SEPTEMBER 30,
                                  DECEMBER 31,   DECEMBER 31,   ------------------
                                      1998           1997         1997      1996
                                  ------------   ------------   --------   -------
         Local services             $ 48,200        $ 7,034     $ 16,993   $ 3,934
         Long distance services       59,919         10,997       42,622    17,205
         Data services                 8,770          1,100        2,000        --
         Internet services             8,404          1,013        3,006     1,311
         Longhaul services            23,499          4,883       12,057     9,068
         Product                          --          7,300       21,982     9,573
         Other                         3,376            913        3,556       208
                                    --------        -------     --------   -------
         Total revenue              $152,168        $33,240     $102,216   $41,299
                                    ========        =======     ========   =======

         Substantially all of the Company's revenue is attributable to customers in the United States. Additionally, all significant operating assets are located within the United States.

(13)     SPECIAL CHARGES

         Special charges for the year ended December 31, 1998 consist of (i) a $15,668 write-off of amounts paid to Magnacom (see note 12), (ii) $13,799 in charges for abandoned and impaired projects resulting from a change in the Company's strategic direction to focus on its core, domestic-based business, and (iii) $1,113 in costs related primarily to the severance of former members of management. Of such items, only the severance costs are accrued on the Company's balance sheet at December 31, 1998, and the Company expects that such costs will be paid out in the first quarter of 1999.

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

(14)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses approximate fair values due to the short term maturities of those instruments. The carrying amounts for current and non-current restricted investments approximate fair value due to the composition of such investments and the related maturities. The carrying amount of unrestricted investments is based upon fair value as determined by quoted market prices.

         The following table details the carrying amounts and estimated fair values of publicly traded long-term debt (the financial instruments for which carrying value and estimated fair value differ at December 31,
         1998):

                                                        DECEMBER 31, 1998
                                                      ---------------------
                                                      CARRYING       FAIR
                                                       AMOUNT        VALUE
                                                      --------     --------
         Long-term debt:
            Senior secured notes, 13.25%              $265,000     $273,933
            Senior secured discount notes, 10.5%       320,997      239,555
            Senior discount notes, 13.875%             240,304      228,415

         The fair value of publicly traded long-term debt is estimated based on quoted market prices. For substantially all other long-term debt, carrying amounts approximate fair values as incremental borrowings available to the Company are at similar rates and terms.

         Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly impact the estimates.

                                  GST USA, INC.

                          Financial Statement Schedule

                           December 31, 1998 and 1997

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholder
GST USA, Inc.:


Under date of March 1, 1999, we reported on the consolidated balance sheets of GST USA, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholder's (deficit) equity, and cash flows for the year ended December 31, 1998, the three-month period ended December 31, 1997, and for each of the years in the two-year period ended September 30, 1997, which are included in the annual report on Form 10-K for the year ended December 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    /s/ KPMG Peat Marwick LLP






Portland, Oregon
March 1, 1999

GST USA, Inc.
Valuation and Qualifying Accounts

                                                Balance at     Charged     Written off   Balance at
                                                beginning    to bad debt     against         end
          Allowance for doubtful accounts       of period      expense       expense      of period
         ------------------------------------------------------------------------------------------
         Year ended December 31, 1998              3,956        4,647         3,121         5,482

         Three months ended December 31, 1997      3,567        1,541         1,152         3,956

         Year ended September 30, 1997             1,264        5,722         3,419         3,567

         Year ended September 30, 1996             1,402        1,809         1,947         1,264

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on the 30th day of March, 1999.

                                        GST USA, INC.



                                                 By:   /s/ Robert A. Ferchat
                                                     --------------------------
                                                 Robert A. Ferchat
                                                 Chairman of the Board


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert A. Ferchat, Joseph A. Basile, Jr., Jack G. Armstrong and Daniel L. Trampush his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities on March 30, 1999.

         SIGNATURE                                TITLE
         ---------                                -----
  /s/ Robert A. Ferchat           Chairman of the Board and Director
-------------------------------
     (Robert A. Ferchat)

  /s/ Joseph A. Basile, Jr.       President, Chief Executive Officer (Principal
-------------------------------   Executive Officer) and Director
     (Joseph A. Basile, Jr.)

  /s/ Jack G. Armstrong           Director
-------------------------------
     (Jack G. Armstrong)

  /s/ Daniel L. Trampush          Senior Vice President and Chief Financial
-------------------------------   Officer (Principal Financial Officer)
     (Daniel L. Trampush)

                                  EXHIBIT INDEX

Exhibit
-------
  *3(a)  Certificate of Incorporation of GST USA, as amended.

  *3(b)  By-Laws of GST USA.

 **4(a)  Indenture dated as of May 13, 1997, by and among GST Funding, GST, GST
         USA and United States Trust Company of New York.

***4(b)  Senior Notes Indenture dated as of December 19, 1995, by and among GST,
         GST USA and United States Trust Company of New York.

***4(c)  Convertible Notes Indenture dated as of December 19, 1995, by and among
         GST, GST USA and United States Trust Company of New York.

 #4(d)   Indenture dated as of May 4, 1998 by and among GST Telecommunications,
         GST USA, Inc., GST Network Funding, Inc. and the United States Trust
         Company of New York, as trustee.

##10(a)  Stock Purchase Agreement dated December 31, 1997 by and among GST
         Telecommunications, Inc., GST USA, Inc. and World Access, Inc., incorporated by reference to Exhibit 99.2 to GST's Form 8-K dated
         January 6, 1997.

#10(b)   Placement Agreement dated April 29, 1998 by and among GST
         Telecommunications, Inc., GST USA, Inc., GST Network Funding, Inc., and several Placement Agents named in Schedule I thereto.

#10(c)   Registration Rights Agreement dated May 4, 1998 by and among GST
         Telecommunications, Inc., GST USA, Inc., GST Network Funding, Inc. and
         Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., Credit
         Suisse First Boston Corporation and SBC Warburg Dillon Read Inc.

#10(d)   Collateral Pledge and Security Agreement dated as of May 4, 1998 from
         GST Network Funding, Inc. to United States Trust Company of New York, as trustee.

#10(e)   Reimbursement and Commitment Fee Agreement dated May 4, 1998 among GST
         Telecommunications, Inc., GST USA, Inc. and GST Network Funding, Inc.

###27    Financial Data Schedule.

-------------------

* Incorporated by reference to GST USA's Registration Statement on Form S-4 (No. 333-33601-02).

** Incorporated by reference to GST's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

*** Incorporated by reference to GST's Annual Report on Form 20-F for the fiscal year ended September 30, 1995.

#        Incorporated by reference to GST's Form 8-K filed May 19, 1998.

## Incorporated by reference to Exhibit 99.2 to GST's Form 8-K dated January 6, 1998.

###      Filed herewith.