Form 10-Q
period 1999-03-31
GST USA INC
filed 1999-05-17
CIK 1010605

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    ----------

                       Commission file number 333-33601-02

                                  GST USA, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

          DELAWARE                                          83-0310464
         ---------                                          ----------
(State or Other Jurisdiction                       (IRS Employer Identification
of Incorporation or Organization)                           Number)


        4001 MAIN STREET, VANCOUVER, WA                                 98663
       --------------------------------                                 -----
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
                   THE REDUCED DISCLOSURE FORMAT CONTEMPLATED
                                    THEREBY.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -    -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 12, 1999, there were outstanding 20 shares of common stock, no par value per share, of the Registrant.

                                  GST USA, INC.


                                      INDEX

                                                                                                               PAGE(S)
                                                                                                              --------
                          PART I: FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS:

               Consolidated Condensed Balance Sheets - March 31,
               1999 and December 31, 1998                                                                            2

               Consolidated Condensed Statements of Operations
               - Three Months Ended March 31, 1999 and
               1998                                                                                                  3

               Consolidated Condensed Statements of Cash Flows
               - Three Months Ended March 31, 1999 and 1998                                                          4

               Notes to Consolidated Condensed Financial
               Statements                                                                                            5-6

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (REDUCED DISCLOSURE
               NARRATIVE)                                                                                            7-11

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                           12


                           PART II: OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                                                                    13-14

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                                                     15

SIGNATURES                                                                                                          16

                                  GST USA, Inc.
                      Consolidated Condensed Balance Sheets
                                 (In thousands)

ASSETS                                                                      MARCH 31, 1999            DECEMBER 31, 1998
                                                                          --------------------       -------------------
Current assets:
  Cash and cash equivalents                                            $                48,348    $              85,884
  Restricted investments                                                                34,681                   34,107
  Accounts receivable, net                                                              39,037                   32,935
  Investments                                                                               46                       46
  Inventory, net                                                                         1,554                    1,166
  Prepaid and other current assets                                                      17,801                   11,635
                                                                          ---------------------      -------------------

         Total current assets                                                          141,467                  165,773
                                                                          ---------------------      -------------------

Restricted investments                                                                 185,571                  247,257

Property and equipment                                                                 754,806                  678,374
  less accumulated depreciation                                                       (74,266)                 (62,522)
                                                                          ---------------------      -------------------
                                                                                       680,540                  615,852

Other assets                                                                           138,671                  138,773
  less accumulated amortization                                                       (44,251)                 (38,877)
                                                                          ---------------------      -------------------
                                                                                        94,420                   99,896
                                                                          ---------------------      -------------------

         Total assets                                                  $             1,101,998    $           1,128,778
                                                                          =====================      ===================

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
  Accounts payable                                                     $                22,621    $              26,229
  Accrued expenses                                                                      41,470                   36,621
  Payable to parent                                                                    355,890                  354,679
  Deferred revenue                                                                       7,864                    6,030
  Current portion of capital lease obligations                                           5,271                    5,649
  Current portion of long-term debt                                                     11,935                   12,127
                                                                          ---------------------      -------------------

         Total current liabilities                                                     445,051                  441,335
                                                                          ---------------------      -------------------

Capital lease obligations, less current portion                                         18,934                   19,741
Long-term debt, less current portion                                                   935,165                  919,075

Shareholder's deficit:
  Common shares                                                                         78,462                   78,462
  Accumulated deficit                                                                (375,614)                (329,835)
                                                                          ---------------------      -------------------

                                                                                     (297,152)                (251,373)
                                                                          ---------------------      -------------------

         Total liabilities and shareholder's deficit                   $             1,101,998    $           1,128,778
                                                                          =====================      ===================


     See notes to consolidated condensed financial statements.

                                  GST USA, Inc.
                 Consolidated Condensed Statements of Operations
                                 (In thousands)


                                                                      THREE MONTHS
                                                                     ENDED MARCH 31,
                                                          --------------------------------------
                                                                1999                 1998
                                                          ----------------      ----------------
Revenues:
     Telecommunications services                       $            48,724   $           29,180
     Construction, facility sales and other                          5,876                  ---
     Product                                                         1,082                  864
                                                          -----------------     ----------------

         Total revenues                                             55,682               30,044
                                                          -----------------     ----------------

Operating costs and expenses:
     Network expenses                                               31,699               21,128
     Facilities administration and maintenance                       5,135                3,955
     Cost of construction revenues                                   2,514                  ---
     Cost of product revenues                                          695                  689
     Selling, general and administrative                            26,246               19,964
     Depreciation and amortization                                  16,971                8,661
                                                          -----------------     ----------------

         Total operating costs and expenses                         83,260               54,397
                                                          -----------------     ----------------

         Loss from operations                                     (27,578)             (24,353)
                                                          -----------------     ----------------

Other expenses (income):
    Interest income                                                (3,858)              (4,933)
    Interest expense, net of amounts capitalized                    21,866               15,432
    Gain on sale of subsidiary shares                                  ---             (61,266)
    Other                                                              193                   28
                                                          -----------------     ----------------

                                                                    18,201             (50,739)
                                                          -----------------     ----------------

         (Loss) income before income taxes                        (45,779)               26,386

Income tax expense                                                     ---                  ---
                                                          -----------------     ----------------

Net (loss) income                                      $          (45,779)   $           26,386
                                                          =================     ================

See notes to consolidated condensed financial statements.

                                  GST USA, Inc.
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)


                                                                         THREE MONTHS
                                                                        ENDED MARCH 31,
                                                              ------------------------------------
                                                                  1999                 1998
                                                              --------------      ----------------
Operations:
     Net (loss) income                                        $     (45,779)      $        26,386
     Adjustments to reconcile net loss to net cash
       used in operations:
         Depreciation and amortization                               18,225                 9,684
         Accretion and accrual of interest                           11,789                 5,870
         Non-cash stock compensation and other expense                  156                   943
         Loss (gain) on disposal of assets                              359                  (239)
         Gain on sale of subsidiary shares                              ---               (61,266)
         Changes in non-cash operating working capital:
              Accounts receivable, net                              (6,102)                (2,788)
              Inventory                                               (388)                  (190)
              Prepaid, other current and other assets,
                net                                                 (6,166)                 1,841
              Accounts payable and accrued liabilities                4,823                12,871
              Deferred revenue                                        1,834                  (100)
                                                              --------------      ----------------
                  Cash used in operations                          (21,249)                (6,988)
                                                              --------------      ----------------

Investments:
     Acquisition of subsidiaries, net of cash acquired                  ---               (12,418)
     Purchase of property and equipment                            (75,908)               (39,385)
     Proceeds from sale of property and equipment                       ---                   750
     Purchase of other assets                                         (147)                   (89)
     Change in investments restricted for the
          purchase of property and equipment                         61,897                 8,011
     Proceeds from the sale of subsidiary shares, net                   ---                85,048
     Cash disposed of in sale of subsidiary                             ---                (5,252)
                                                              --------------      ----------------
                  Cash (used in) provided by
                    investing activities                           (14,158)                36,665
                                                              --------------      ----------------

Financing:
     Proceeds from long-term debt                                      316                   ---
     Principal payments on long-term debt and capital
       leases                                                       (2,715)                (2,470)
     Deferred debt financing costs                                      ---                (1,527)
     Change in investments restricted to finance
       interest payments                                              (785)                 1,242
     Increase in payable to parent                                   1,055                 13,321
                                                              --------------      ----------------
                  Cash (used in) provided by financing
                       activities                                   (2,129)                10,566
                                                              --------------      ----------------

                  (Decrease) increase in cash and cash
                       equivalents                                 (37,536)                40,243

Cash and cash equivalents, beginning of period                      85,884                198,796
                                                              --------------      ----------------

Cash and cash equivalents, end of period                      $     48,348        $       239,039
                                                              ==============      ================

See notes to consolidated condensed financial statements.

                                  GST USA, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



1.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or for subsequent periods. These financial statements should be read in conjunction with GST USA's audited consolidated financial statements for the fiscal year ended December 31, 1998 as included in GST USA's annual report on Form 10-K.

2.       TRANSFER OF SUBSIDIARY

         Effective January 1, 1999, GST USA's parent, GST Telecommunications, Inc. ("GST"), transferred the ownership of GST Action Telcom, Inc. (the "Transferred Subsidiary") to GST USA. The consolidated condensed financial statements included herein give effect to such transfer as if the Transferred Subsidiary was consolidated into GST USA as of the date of acquisition of the Transferred Subsidiary by GST.

3.       BASIC AND DILUTED NET LOSS PER SHARE


       GST USA does not have equity instruments that are considered common stock equivalents, and, as weighted average common shares total only 20 and 10 for March 31, 1999 and December 31, 1998, respectively, all of which are owned by GST, income (loss) per share data is meaningless and is not presented in the accompanying condensed financial statements.

                                  GST USA, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


4.        SUPPLEMENTAL CASH FLOW INFORMATION

                                                                     THREE MONTHS
                                                                    ENDED MARCH 31,
                                                             ------------------------------
                                                                 1999             1998
                                                             ------------    -------------
Supplemental disclosure of cash flow information:
     Cash paid for interest                               $         3,538  $         4,191
     Cash paid for income taxes                                       ---              ---

Supplemental schedule of non-cash investing and
     financing activities:
       Recorded in business combinations:
         Assets                                                       ---           17,378
         Liabilities                                                  ---            4,960
       Disposition of subsidiary:
         Assets                                                       ---           35,480
         Liabilities                                                  ---            4,218
         Minority interest                                            ---           12,732
       Amounts in accounts payable and accrued
         liabilities for the purchase of fixed assets
         at end of period                                          22,363           20,027
       Assets acquired through capital leases                         543            3,289

5.       ADOPTION OF NEW ACCOUNTING STANDARD

         GST USA adopted Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5) on January 1, 1999. SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred and that previously capitalized costs related to such activities be expensed as cumulative effect of a change in accounting principle upon adoption. Adoption of SOP 98-5 did not have a material effect on results of operations for the three month period ended March 31, 1999.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         Certain information included in this Quarterly Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as information relating to expected capital expenditures and expected trends in operating losses and cash flows, as well as any statements preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although GST USA believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, risks associated with GST USA's operating losses, risks relating to GST USA's development and expansion and possible inability to manage growth, risks relating to GST USA's significant capital requirements, substantial indebtedness and possible inability to service its debt, risks relating to competition and regulatory developments, risks relating to implementing local and enhanced services, risks relating to its long distance business, as well as other risks referenced from time to time in GST USA's filings with the Securities and Exchange Commission, including Amendment No. 3 to GST's Form S-4 as filed on May 3, 1999 and GST USA's Form 10-K for the fiscal year ended December 31, 1998. All subsequent written and oral forward-looking statements attributable to GST USA or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. GST USA does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

         GST USA is a wholly-owned subsidiary of GST Telecommunications, Inc. ("GST") and was formed to hold the capital stock of the consolidated operating subsidiaries of GST. GST USA, through its subsidiaries, provides a broad range of integrated telecommunications products and services, primarily to business customers located in California, Hawaii and other western continental states. As a facilities-based integrated communications provider ("ICP"), GST USA operates state-of-the-art, digital telecommunications networks that represent an alternative to incumbent local exchange carriers ("ILECs"). GST USA's full line of products, which offer a "one-stop" customer-focused solution to the telecommunications services requirements of its customers, include local dial tone, long distance, Internet, data transmission and private line services. With the turn-up of its Virtual Integrated Transport and Access ("VITA") network in the fiscal year ended December 31, 1998 ("Fiscal 1998"), GST USA became one of the first ICPs to develop and deploy a converged network. At March 31, 1999, the VITA network was operational in 18 of the Company's markets, positioning GST USA for deployment of advanced Internet Protocol ("IP") services in those markets.

RESULTS OF OPERATIONS

         REVENUES. Total revenue for the three month period ended March 31, 1999 increased $25.7 million, or 85.3%, to $55.7 million from $30.0 million for the comparable three months ended March 31, 1998. Telecommunications services revenues for the three month period ended March 31, 1999 increased $19.5 million, or 67.0%, to $48.7 million from $29.2 million for the comparable three months ended March 31, 1998. The increase in telecommunications services revenues resulted primarily from strategic acquisitions, including the acquisition of ICON Communications Corp. in April 1998, and from increased local service revenue generated by GST USA's networks. To a lesser extent, the increase in telecommunications services revenues resulted from increased long distance, Internet, and data services. Construction, facility sales and other revenue was $5.9 million and $0 for the three month periods ended March 31, 1999 and 1998, respectively. The increase was attributable to revenue from the construction of network and fiber systems. Product revenue for the three month period ended March 31, 1999 increased $0.2 million, or 25.2%, to $1.1 million from $0.9 million for the three month period ended
March 31, 1998.

         OPERATING EXPENSES. Total operating expenses for the three month period ended March 31, 1999 increased $28.9 million, or 53.1%, to $83.3 million from $54.4 million for the three month period ended March 31, 1998. Network expenses, which include direct local and long distance circuit costs, increased $10.6 million, or 50.0%, to $31.7 million, or 65.1% of telecommunications services revenues for the three month period ended March 31, 1999 compared to $21.1 million, or 72.4% for the comparable three month period ended March 31, 1998. The decrease in network expenses as a percentage of telecommunications services revenue resulted from the inclusion of strategic acquisitions and an increase in revenues for traffic carried on GST USA's network. Facilities administration and maintenance expenses for the three month period ended March 31, 1999 increased $1.1 million, or 29.8%, to $5.1 million, or 10.5% of telecommunications services revenues compared to $4.0 million, or 13.6% for the comparable three month period ended March 31, 1998. The decrease in these expenses as a percentage of telecommunications services revenues resulted from the inclusion of revenues from strategic acquisitions, substantially all of which are not generated on GST USA's networks.

         Cost of construction revenue was $2.5 million and $0 for the three month periods ended March 31, 1999 and 1998, respectively. The increase was attributable to new construction of network and fiber systems.

         Cost of product revenues was $0.7 million in each of the three month periods ended March 31, 1999 and 1998. For the three month period ended March 31, 1999 cost of product revenues were 64.2% of product revenues, compared to 79.7% for the comparable three month period ended March 31, 1998.

         Selling, general and administrative expenses for the three month period ended March 31, 1999 increased $6.2 million, or 31.5%, to $26.2 million from $20.0 million for the three month period ended March 31, 1998. The increase is due to the expansion of GST USA's local and enhanced services operations, which resulted in additional marketing, management information and sales staff, and to selling, general and administrative expenses related to companies acquired in 1998. As a percentage of total revenue, selling, general and administrative expenses for the three months ended March 31, 1999 were 47.1%, compared to 66.4% for the three months ended March 31, 1998.

         Depreciation and amortization for the three month period ended March 31, 1999 increased $8.3 million, or 95.9%, to $17.0 million from $8.7 million for the three months ended March 31, 1998. The increase is attributable to newly-constructed networks and related equipment being placed into service and to the amortization of intangible assets related to companies acquired in 1998. GST USA expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization expense was 30.5% of total revenue for the three months ended March 31, 1999 compared to 28.8% for the comparable three month period ended March 31, 1998.

         OTHER EXPENSES/INCOME. For the three month period ended March 31, 1999, GST USA recorded net other expense of $18.2 million, compared to net other income of $50.7 million for the comparable three month period ended March 31, 1998. For the three months ended March 31, 1998, net other income includes a $61.3 million gain resulting from the sale of the Company majority interest in NACT (the "NACT Sale"). Excluding such gain, net other expense would have increased $7.7 million for the three month period ended March 31, 1999 as compared to the same period in the previous year. The increase in net other expense related primarily to increased interest expense resulting from the issuance in May 1998 of $500.00 million principal amount at maturity of 10.5% senior secured discount notes (the "1998 Notes").

         NET INCOME/LOSS. Net income (loss) for the three months ended March 31, 1999 decreased $72.2 million, or 273.5%, to ($45.8) million from $26.4 million for the three months ended March 31, 1998. Excluding the $61.3 million gain on the NACT Sale, net loss would have been $34.9 million for the three months ended March 31, 1998. Excluding the gain on the NACT Sale, net loss would have increased $10.9 million for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Such increase in net loss resulted primarily from a $6.4 million increase in interest expense and a $28.9 million increase in operating expenses and was partially offset by a $25.7 million increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

         GST, GST USA, GST Network Funding, Inc. and GST Equipment Funding, Inc. (collectively, the "GST Companies") are parties to certain indentures and have issued or guaranteed notes governed by those indentures. In November 1998, the GST Companies notified United States Trust Company of New York, as trustee under the indentures, that certain actions by GST and its subsidiaries may not have been in compliance with the technical requirements of certain restrictive covenants contained in the indentures. In particular, the GST Companies disclosed that a series of transactions involving Global may have resulted in technical non-compliances with the indentures. The GST Companies are currently conducting a review of the relevant transactions and intends to vigorously pursue any necessary action to cure the potential non-compliances. GST has initiated litigation against Global and others in an effort to cure any technical covenant violations that may have resulted from the transactions involving Global. See Item 1, "Legal Proceedings."

         In February 1999, the trustee informed the note holders of the potential violations. Pursuant to the definitions contained within the indentures of each of the notes described above, no default has been declared and no event of default has occurred. GST USA has not classified the related debt obligations as current in its consolidated financial statements because management believes it is probable that, in the event that the holders declared a default, GST USA would be able to take corrective actions to cure any objectively determinable violations within the prescribed grace period.

          While GST USA believes that any non-compliances can be cured, GST USA cannot offer any assurance that the litigation will be successful or that any other potential cures will be effected in a timely manner or be sufficient. In the event that the GST Companies have violated its indentures and does not cure the violations, the holders of the notes issued under the indentures could demand repayment of the notes, discontinue disbursements of cash proceeds of the most recent notes and assert other remedies against the GST Companies. If any of these events occurred, the GST Companies would not have sufficient liquid assets to repay the notes.

         Other discussion of Liquidity and Capital Resources is omitted pursuant to "General Instruction H(1)(a) and (b) of Form 10-Q."

NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    INTEREST RATE MARKET RISK - GST USA has fixed income investments consisting of cash equivalents, short-term investments in U.S. government debt instruments and certificates of deposit.

     Interest income earned on GST USA's investment portfolio is affected by changes in the general level of U.S. interest rates. GST USA believes that it is not exposed to significant changes in fair value because such investments are composed of U.S. Government debt instruments, certificates of deposit and commercial paper and the maturities are predominantly short-term.
 The fair value of each investment approximates its amortized cost, and long-term securities have maturities of less than two years.

     The following table provides information about GST USA's risk exposure associated with changing interest rates. Currently, GST USA does not use derivative financial instruments to manage its interest rate risk.

                                                                                  EXPECTED MATURITY
                                                                              (In thousands of dollars)
                                              --------------------------------------------------------------------------------------
                                                                                                                             Market
                                                                                                                            Value at
                                                                                                                           March 31,
                                                1999     2000     2001     2002     2003    Thereafter       Total          1999 (1)
                                              --------------------------------------------------------------------------------------
     Long-term Debt:
        Fixed rate                                 185                                      $1,077,448(2)  $1,077,633(2)   $955,714
            Average interest rate                 8.5%                                         12.275%
        Variable rate                          $ 9,106  $17,072  $19,631  $20,318  $21,179  $   16,739     $  104,045
            Average interest rate (LIBOR plus)    .37%    3.26%    3.28%    3.33%    3.34%       3.15%

     Capital Leases:
        Fixed rate                             $ 4,925  $ 5,499  $ 2,383  $ 1,974  $ 1,981  $    7,434     $   24,196
            Average interest rate               12.36%   12.36%   12.36%   12.36%   12.36%      12.36%

     (1) Based on quoted market prices at March 31, 1999
     (2) Includes $234.6 million of unaccreted discount



     MARKET PRICE RISK - GST USA has risk exposure associated with the market price on its publicly traded long-term debt. These bonds are recorded at book value, which could vary from current market prices.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

GST TELECOMMUNICATIONS, INC. AND GST TELECOM, INC. V. GLOBAL LIGHT TELECOMMUNICATIONS, INC., ET AL.

         On October 20, 1998, GST and GST Telecom filed a Complaint in the Superior Court of California, County of Santa Clara, No. CV777408, against GST Global Telecommunications, Inc., now known as Global Light Telecommunications, Inc. ("Global") and six former GST officers and directors. The Complaint includes claims for fraud, negligent misrepresentation, unjust enrichment, and unfair competition primarily related to the alleged misappropriation of a Mexican business opportunity. The complaint seeks an accounting, a constructive trust, and restitution of GST's interest in the opportunity and also seeks unspecified exemplary and punitive damages and reimbursement of attorneys' fees.

         In particular, the Complaint alleges that Global and the individual defendants misappropriated GST's joint venture interest in Bestel, the owner of a 2,270 kilometer fiber optic telecommunications network in Mexico. The lawsuit alleges that the individual defendants caused the Company's 49% interest in Bestel to be transferred to Global, then a shell corporation in which the individuals, had secretly invested. No written agreement validated the transfer. GST therefore seeks return of the asset and monetary compensation to remedy the loss arising from the wrongful transfer.

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

WARTA V. GST, GST USA, AND GST TELECOM AND COUNTERCLAIMS

         On January 25, 1999, John Warta filed a Complaint in the Superior Court of Washington, King County, No. 99-2-02287-4SEA, against GST, GST USA, and GST Telecom. The Complaint, which relates to the circumstances under which Mr. Warta ceased to serve as an officer and director of GST, includes claims for breach of employment agreement, breach of the covenant of good faith and fair dealing, violation of wage statutes, and indemnity.

         On February 23, 1999, GST answered by denying all liability and filed counterclaims against Mr. Warta, Global and five other former officers and directors for liability with respect to the matters leading to the termination of Mr. Warta's employment. In particular, GST seeks recovery under Washington law for matters described in GST AND TELECOM V. GLOBAL, ET. AL, above, as well as for breaches committed with respect to the wrongful use of GST funds for the purchase of telecommunications licenses by Mr. Warta through companies he owns.

GST, GST USA AND GST TELECOM V. IRWIN AND OLSHAN

         On December 16, 1998, GST, GST USA and Telecom filed a Complaint in the United States District Court, Southern District of New York, No. 98 CIV. 8865, against Stephen Irwin and the law firm of Olshan Grundman Frome & Rosenzweig LLP ("Olshan"). The Complaint, which relates to Mr. Irwin and Olshan's representation of GST, GST USA and GST Telecom in various matters, includes claims for professional negligence, breach of fiduciary duty, and breach of contract, and seeks compensatory damages and reimbursement of attorneys' fees.

         On February 12, 1999, Mr. Irwin filed his Answer to the Complaint. Olshan filed its Answer and Counterclaims to the Complaint on February 17, 1999. Olshan counterclaimed against GST, GST USA and GST Telecom for breach of contract, unjust enrichment, quantum meruit, and "account stated," based on invoices submitted to GST of approximately $250,000. No trial date has been set.

GST V. SANDER

         On February 9, 1999, the GST filed a Complaint in the Superior Court for the State of Washington, Clark County, No. 99-2-00573-6, against Clifford Sander, the former treasurer of GST. The Complaint, which is based on Mr. Sander's alleged misconduct as an officer of GST, includes claims for fraud, breach of fiduciary duty, unjust enrichment, and unfair business practices, and seeks an accounting, imposition of a constructive trust, compensatory damages, costs of suit, attorneys' fees, and treble damages. In particular, the Complaint seeks relief based on Mr. Sander's misuse of insider information in the purchase of stock, wrongful disbursements to third parties, and involvement in a fraudulent release of stock from escrow to three former directors and/or officers of GST. By order of the Court, this lawsuit will be transferred to King County, Washington, Superior Court. Mr. Sander has not yet responded to the Complaint.

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

IRWIN ET AL. V. GST ET AL.

         On January 28, 1999, Stephen Irwin, Robert Hanson, Peter Legault, Clifford Sander, and John Warta, all former GST officers or directors, filed a Complaint in the Supreme Court of British Columbia, No. C990488, against GST, GST Telecom, and four current GST directors. The Complaint, which arises from the same matters for which GST and GST Telecom brought suit against Global et al. in the Superior Court of California, includes claims for oppression and declaratory relief, and seeks unspecified actual and punitive damages, cost, and attorneys' fees. In particular, the plaintiffs have asked the court to declare that the plaintiffs may retain the Global stock they purchased while fiduciaries of GST and seek to have the Canadian court enjoin GST from pursuing its claims against them. GST and its directors will vigorously dispute the allegations in the Complaint.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                           Exhibit 27       Financial Data Schedule

                  (b)  Reports on Form 8-K

                           None.

                               S I G N A T U R E S


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.





      Date: MAY 17, 1999                    GST USA, INC.
            ------------                          (Registrant)




                                            /s/ DANIEL L. TRAMPUSH
                                            --------------------------------
                                            Daniel L. Trampush,
                                            (Senior Vice President and Chief
                                            Financial Officer)