Form 10-K405/A
period 1998-12-31
GST USA INC
filed 1999-06-29
CIK 1010605

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                  FORM 10-K/A

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

         Special charges for the year ended December 31, 1998 consist of the following:

Write-off of amounts paid to Magnacom pursuant to a reseller agreement...$14,600
Write-off of operating advances paid to Magnacom.........................  1,068
Write-off of costs related to abandoned projects.........................  9,918
Impairment of assets.....................................................  3,881
                                                                          -------
    Non-cash special charges............................................. 29,467

Accrual of severance costs...............................................  1,113
                                                                         -------
    Total special charges................................................$30,580
                                                                         =======

         In 1998, GST USA changed its strategic direction to focus on its core, domestic business. In conjunction with the change, management identified certain in-process network construction projects no longer considered useful due to geographic location or technological compatibility. The write-off totaled $9,918 and represented the entire amount of the costs related to these in-process projects, including the costs of fiber optic networks and electronic equipment. These assets had never been placed in service and, as such, were not an integral part of GST USA's ongoing operations. While the historical cost of these assets has been written-off of GST USA's December 31, 1998 balance sheet, GST USA holds these assets for disposal and is considering its disposal alternatives for such assets.

         In conjunction with the change in strategic direction, management halted further development of and investment in shared tenant services. The decision resulted in an impairment charge of $2,728 for property, plant and equipment, and $1,153 for customer lists associated with such services. At December 31, 1998, GST USA held its shared tenant services assets for sell and anticipates that it will sell the related operations and assets during 1999. The impairment loss was measured as the amount by which the carrying amount of these assets exceeded the estimated fair value of the assets, which was determined based on current market prices for similar assets. The loss reserve was recorded by increasing accumulated depreciation for the property, plant and equipment, and accumulated amortization for the customer lists. The amount of the write-off of customer lists represents the remaining unamortized balance of such lists, which were related to a 1996 acquisition. No goodwill had been recorded in conjunction with the acquisition.

         In the fourth quarter of 1998, management consummated a plan to involuntarily terminate approximately 40 employees, including former members of management, and to pay termination benefits to such employees. GST USA does not anticipate that the termination of these employees will have a material impact on its business functions. At December 31, 1998, GST USA had accrued $1,113 in severance-related costs, the majority of which is expected to be paid out in the first quarter of 1999.


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

         In particular, the GST Companies have been advised that the transfer of their interest in a telecommunications project to be developed in Mexico to Global Light Telecommunications, Inc. ("Global") may constitute a violation of provisions in the indentures limiting investments in entities that conduct business outside of the continental United States and Hawaii. In addition, the GST Companies have not yet received any consideration for this transfer to Global, which may constitute a violation of provisions in the indentures respecting consideration to be received in connection with Asset Sales to affiliated entities. The GST Companies have initiated litigation to recover this asset or its fair market value. See "Legal Proceedings." The GST Companies have also been advised that certain transactions relating to Guam and the Northern Mariana Islands -- particularly, an investment in an entity that conducted business in Guam and the Northern Mariana Islands and the 1998 acquisition of certain operating assets located in Guam -- may constitute violations of provisions in the indentures limiting investments in entities that conduct business outside of the continental United States and Hawaii. With respect to the operating assets located in Guam, the GST Companies are currently seeking to divest these assets in a transaction complying with the indentures. The GST Companies intend to vigorously pursue any necessary action to cure the potential non-compliances.

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

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO THE UNAUDITED YEAR ENDED DECEMBER 31, 1997

         Revenues. Total revenue for Fiscal 1998 increased $44.3 million, or 37.2%, to $163.3 million from $119.0 million for the comparable twelve months ended December 31, 1997. Telecommunications and other services revenues for Fiscal 1998 increased $66.9 million, or 73.0%, to $158.6 million from $91.7 million for the twelve months ended December 31, 1997. The increase in telecommunications and other services revenues resulted primarily from strategic acquisitions, including the acquisition of ICON Communications Corp. ("ICON") in April 1998, and from increased local service revenue generated by GST USA's networks. To a lesser extent, the increase in telecommunications and other services revenues resulted from increased long distance, Internet, and data services. The increase was also attributable to a $2.0 million increase in revenue from the construction of network and fiber systems. The decrease in product revenues resulted from the sale of the Company's 63% interest in NACT.

         Operating Expenses. Total operating expenses for Fiscal 1998 increased $95.0 million, or 47.5%, to $295.0 million from $200.0 million for the twelve months ended December 31, 1997. Network expenses, which include direct local and long distance circuit costs, increased $34.9 million, or 49.3%, to $105.7 million, or 66.7% of telecommunications services revenues for Fiscal 1998 compared to $70.8 million, or 77.3% for the comparable period in the previous year. The decrease in network expenses as a percentage of revenue resulted from the inclusion of strategic acquisitions and an increase in revenues for traffic carried on GST USA's network as a percentage of total telecommunications services revenues. Facilities administration and maintenance expenses for Fiscal 1998 increased $4.0 million, or 31.5%, to $16.7 million, or 10.5% of telecommunications services revenues compared to $12.7 million, or 13.8% for the comparable period ended December 31, 1997. The primary reason for the decrease in these expenses as a percentage of telecommunications and other services revenues is the inclusion of revenues from strategic acquisitions, substantially all of which are not generated on GST USA's networks.

         Cost of product revenues for Fiscal 1998 decreased $6.3 million, or 67.7%, to $3.0 million from $9.3 million for the twelve months ended December 31, 1997. For Fiscal 1998, cost of product revenues were 63.7% of telecommunications products revenues compared to 34.0% for the comparable period ended December 31, 1997. The decrease in the dollar amount of cost of product revenues and the increase in cost of product revenues as a percent of product sales resulted from the sale of NACT. Research and development costs reported in the twelve months ended December 31, 1997 were related to activities at NACT.

         Selling, general and administrative expenses for Fiscal 1998 increased $16.8 million, or 22.1%, to $93.1 million from $76.2 million for the twelve months ended December 31, 1997. The increase is due to the expansion of GST USA's local and enhanced services operations, which resulted in additional marketing, management information and sales staff, and to selling, general and administrative expenses related to strategic acquisitions. As a percentage of total revenue, selling, general and administrative expenses for Fiscal 1998 were 57.0%, compared to 64.0% for the twelve months ended December 31, 1997.

         Depreciation and amortization for Fiscal 1998 increased $17.6 million, or 62.3%, to $45.9 million from $28.3 million for the twelve months ended December 31, 1997. The increase is attributable to newly-constructed networks and related equipment being placed into service and to the amortization of intangible assets related to GST USA's acquisitions. GST USA expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization expense was 28.1% of total revenue for Fiscal 1998 compared to 23.8% for the comparable period ended December 31, 1997.

         See "Recent Developments" for a discussion of special charges.

         Other Expenses/Income. For Fiscal 1998, GST USA recorded net other income of $4.9 million, compared to net other expense of $29.1 million for the comparable period ended December 31, 1997. For Fiscal 1998, net other income includes a $61.3 million gain resulting from the NACT Sale. Excluding such gain, net other expenses would have increased $27.3 million for Fiscal 1998 as compared to the same period in the previous year. The increase in net other expense related primarily to increased interest expense resulting from the issuance in May 1998 of the 1998 Notes.

         Net Loss. Net loss for Fiscal 1998 increased $13.8 million, or 12.2%, to $126.8 million from $113.0 million for the twelve months ended December 31, 1997. Excluding the $61.3 million gain on the NACT Sale, net loss would have been $188.1 million for Fiscal 1998, an increase of $75.1 million as compared to the twelve months ended December 31, 1997. Such increase in net loss resulted primarily from a $32.4 million increase in interest expense and a $50.7 million increase in operating loss.

THE THREE MONTHS ENDED DECEMBER 31, 1997 ("1997 THREE MONTH PERIOD") COMPARED TO THE UNAUDITED THREE MONTHS ENDED DECEMBER 31, 1996 ("1996 THREE MONTH PERIOD")

         Revenues. Total revenue for the 1997 Three Month Period increased $13.1 million, or 56.2%, to $36.3 million from $23.2 million for 1996 Three Month Period. Telecommunications and other services revenue for the 1997 Three Month Period increased $9.2 million, or 49.4%, to $27.6 million from $18.4 million for the 1996 Three Month Period. The increase in telecommunications and other services revenue resulted primarily from increased local service revenue generated by GST USA's networks and from increased long distance service revenue. To a lesser extent, the increase in revenue resulted from the acquisitions of Action Telcom, Inc. ("Action Telcom") and the Guam operations of Sprint in October 1997. Additionally, during the 1997 Three Month Period, GST USA completed a $1.5 million longhaul conduit sale. Product revenue for the 1997 Three Month Period increased $3.9 million, or 56.2%, to $8.7 million from $4.8 million for the 1996 Three Month Period. The increase in product revenue resulted primarily from increased unit sales of NACT's STX switch.

         Operating Expenses. Total operating expenses for the 1997 Three Month Period increased $17.0 million, or 42.0%, to $57.7 million from $40.7 million for the 1996 Three Month Period. Network expenses, which include direct local and long distance circuit costs, increased $4.6 million, or 31.0%, to $19.4 million, or 70.5% of telecommunications services revenue for the 1997 Three Month Period compared to $14.8 million, or 80.4% of telecommunications services revenue for 1996 Three Month Period. The primary reason for the decrease in network expenses as a percent of revenue is the increase in on-net revenues generated at GST USA's network as a percent of total revenues. Facilities administration and maintenance expenses (consisting primarily of costs related to personnel providing maintenance, monitoring and technical assistance for GST USA's networks) for the 1997 Three Month Period decreased $.4 million, or 12.7%, to $3.5 million, or 12.7% of telecommunications services revenue, compared to $3.1 million, or 16.9% of telecommunications services revenue, for the 1996 Three Month Period.

         Cost of product revenue, which represents the costs associated with product revenue of NACT, increased $1.3 million, or 70.4%, to $3.1 million for the 1997 Three Month Period from $1.8 million for the 1996 Three Month Period. Cost of product revenue was 35.6% of product revenue for the 1997 Three Month Period compared to 38.1% for the 1996 Three Month Period.
The decrease in cost of product revenue as a percentage of product revenue resulted primarily from economies of scale related to increased unit sales of NACT's STX switch. Excluding NACT, cost of product revenue totaled $.8 million and $0 for the 1997 Three Month Period and the 1996 Three Month Period, respectively. Research and development costs for the 1997 Three Month Period increased $.4 million, or 90.5%, to $.8 million from $.4 million for the 1996 Three Month Period. The increase was due to the addition of personnel to enhance NACT's switch product line and to facilitate the development of new switching products and applications.

         Selling, general and administrative expenses for the 1997 Three Month Period increased $6.2 million, or 39.4%, to $22.0 million from $15.8 million for the 1996 Three Month Period. The increase is due to the expansion of GST USA's CLEC and enhanced services operations and the hiring of a significant number of marketing, management information and sales personnel to implement GST USA's integrated services strategy. Selling, general and administrative expenses were 60.8% of total revenue for the 1997 Three Month Period compared to 68.0% of total revenue for the 1996 Three Month Period.

         Depreciation and amortization for the 1997 Three Month Period increased $4.2 million, or 89.2%, to $8.9 million from $4.7 million for the 1996 Three Month Period. The increase was attributable to newly-constructed networks becoming operational and to the amortization of intangible assets related to GST USA's acquisitions. GST USA expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization was 24.4% of total revenue for the 1997 Three Month Period compared to 20.2% for the 1996 Three Month Period.

         Other Expenses/Income. For the 1997 Three Month Period, net other expenses increased $8.0 million, or 198.5%, to $12.0 million, or 33.2% of total revenue, from $4.0 million, or 17.4% of total revenue, for the 1996 Three Month Period. The primary reason for the increase was the inclusion of interest expense associated with the 13.25% senior secured notes due 2007 (the "Secured Notes"). The increase in interest expense was partially offset by interest income earned on the investment of a portion of the proceeds of the sale of the Secured Notes. To a lesser extent, net other expenses increased due to NACT's income tax expense as well as minority interest in the income of NACT.

         Net Loss. Net loss for the 1997 Three Month Period increased $13.4 million, or 62.6%, to $34.8 million from $21.4 million for the 1996 Three Month Period. The increase in net loss resulted primarily from a $4.0 million increase in operating loss and a $11.2 million increase in interest expense.

FISCAL 1997 COMPARED TO FISCAL 1996

          Revenues. Total revenue for Fiscal 1997 increased $64.7 million, or 156.6%, to $106.0 million from $41.3 million for the fiscal year ended September 30, 1996 ("Fiscal 1996"). Telecommunications services revenue for Fiscal 1997 increased $50.9 million, or 160.3%, to $82.6 million from $31.7 million for Fiscal 1996. The increase in telecommunications services revenue resulted from the inclusion of a full year of revenue from strategic acquisitions, including Call America Business Communications Corp. and affiliated companies (collectively, "GST Call America") and TotalNet Communications, Inc. ("TotalNet"), as well as increased CLEC service revenue generated by GST USA's networks. To a lesser extent, the increase in telecommunications services revenue resulted from increased Internet, shared tenant and data services. Product revenue for Fiscal 1997 increased $13.8 million, or 144.2%, to $23.4 million from $9.6 million for Fiscal 1996. The increase in product revenue resulted primarily from the introduction in April 1996 of NACT's STX switch and subsequent increased unit sales. To a lesser extent, the increase in product revenue is due to the inclusion of sales of network management and fraud protection systems by Action Telcom, which was acquired on May 31, 1997.

          Operating Expenses. Total operating expenses for Fiscal 1997 increased $101.6 million, or 124.7%, to $183.0 million from $81.4 million for Fiscal 1996. Network expenses, which include direct local and long distance circuit costs, increased $39.6 million, or 149.2%, to $66.2 million for Fiscal 1997 compared to $26.6 million for Fiscal 1996. Facilities administration and maintenance expenses (consisting primarily of costs related to personnel providing maintenance, monitoring and technical assistance for GST USA's networks) for Fiscal 1997 increased $2.0 million, or 19.3%, to $12.3 million, or 14.9% of telecommunications services revenue, compared to $10.3 million, or 32.5% of telecommunications services revenue, for Fiscal 1996. The primary reason for the decrease in facilities administration and maintenance expenses as a percent of telecommunications services revenue was the inclusion of revenue from 1996 strategic acquisitions, a significant portion of which was generated off-net.

          Cost of product revenue, which are costs associated with product revenue of NACT, increased $4.0 million, or 101.1%, to $8.0 million for Fiscal 1997 from $4.0 million for Fiscal 1996. Cost of product revenue was 34.2% of product revenue for Fiscal 1997 compared to 41.5% for Fiscal 1996. The decrease in cost of product revenue as a percentage of product revenue resulted from economies of scale related to increased unit sales of NACT's STX switch. Research and development costs for Fiscal 1997 increased $1.0 million, or 71.3%, to $2.3 million from $1.3 million for Fiscal 1996. The increase was due to the addition of NACT personnel to enhance the current switch product line and to facilitate the development of new switching products and applications.

          Selling, general and administrative expenses for Fiscal 1997 increased $39.1 million, or 126.5%, to $70.0 million from $30.9 million for Fiscal 1996. The increase is due to the expansion of GST USA's CLEC and enhanced services operations and the hiring of a significant number of marketing, management information and sales personnel to implement GST USA's integrated services strategy. Selling, general and administrative expenses were 66.0% of total revenue for Fiscal 1997 compared to 74.8% of total revenue for Fiscal 1996.

          Depreciation and amortization for Fiscal 1997 increased $15.8 million, or 191.0%, to $24.1 million from $8.3 million for Fiscal 1996. The increase was attributable to newly-constructed networks becoming operational and to the amortization of intangible assets related to GST USA's acquisitions. Depreciation and amortization was 22.8% of total revenue for Fiscal 1997 compared to 20.1% for Fiscal 1996.

     Other Expenses/Income. For Fiscal 1997, net other expenses increased $5.3 million, or 34.1%, to $21.0 million, or 19.9% of total revenue, from $15.7 million, or 38.0% of total revenue, for Fiscal 1996. Fiscal 1997 net other expenses included a $7.4 million gain recognized on the sale of one million of GST USA's shares of NACT in February 1997. If the gain had been excluded, other expenses for Fiscal 1997 would have increased $12.7 million over Fiscal 1996. Such increase primarily resulted from increased interest expense due to the issuance of the 13.875% senior discount notes due 2005 (the "1995 Notes") in December 1995 and the issuance of the Secured Notes in May 1997. To a lesser extent, other expenses increased due to income tax expense attributable to income of NACT, which as of March 1, 1997 was no longer consolidated for tax purposes.

     Net Loss. Net loss for Fiscal 1997 increased $44.0 million, or 79.2%, to $99.6 million from $55.6 million for Fiscal 1996. Excluding the $7.4 million gain on the sale of NACT shares, net loss would have been $107.0 million for Fiscal 1998, an increase of $51.4 million as compared to the twelve months ended December 31, 1997. The increase in net loss resulted primarily from a $36.9 million increase in operating loss and a $15.8 million increase in interest expense.

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

         At December 31, 1998, GST USA had approximately $956.6 million of indebtedness outstanding. Although GST USA's liquidity was improved as a result of proceeds received from the sale of the 1995 Notes, the Secured Notes and the 1998 Notes, GST USA has significant debt service obligations. GST USA will be required to make principal and interest payments of approximately $66.2 million (of which $35.1 million will be made from funds securing the Secured Notes), $66.6 million (of which $17.6 million will be made from funds securing the Secured Notes), $108.2 million, $106.6 million and $131.1 million in 1999, 2000, 2001, 2002, and 2003, respectively. In addition, GST USA anticipates that cash flow from operations will be insufficient to pay interest in cash on the 1995 Notes when such interest becomes payable in September 2001 and on the Secured Notes starting in November 2000 once the amount pledged to fund the first six scheduled interest payments on the Secured Notes is paid and to repay the 1995 Notes and the Secured Notes in full and that such notes will need to be refinanced. The ability of GST USA to effect such refinancings will be dependent upon the future performance of GST USA, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the control of GST USA. There can be no assurance that GST USA will be able to improve its operating results or that GST USA will be able to meet its debt service obligations.

         At December 31, 1998, GST USA had cash, cash equivalents, and investments, including restricted investments of approximately $367.3 million. GST USA believes that such amounts will be sufficient to fund GST USA's operations through the end of Fiscal 1999. Divestitures and other management actions may prolong capital availability into the fiscal year 2000 and beyond. Thereafter, GST USA expects to require additional financing. The extent of additional financing will depend on, among other things, the rate of GST USA's expansion and the success of GST USA's businesses. In the event that GST USA's plans or assumptions change or prove to be inaccurate, GST USA incurs significant unexpected expenses, or GST USA's cash resources, together with borrowings under the current financing arrangements prove to be insufficient to fund GST USA's growth and operations, or if GST USA consummates additional acquisitions, GST USA may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated). GST USA may also seek to raise additional capital to take advantage of favorable conditions in the capital markets. There can be no assurance that additional financing will be available to GST USA or, if available, that it can be concluded on terms acceptable to GST USA or within the limitations contained within GST USA's financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of GST USA's development or expansion plans and could have a material adverse effect on GST USA's business. Such failure could also limit the ability of GST to make principal and interest payments on its outstanding indebtedness. GST USA has no material working capital or other credit facility under which it may borrow for working capital and other general corporate purposes. There can be no assurance that such facility will be available to GST USA in the future or that if such facility were available, that it would be available on terms and conditions acceptable to GST USA.

         GST USA's net cash used in operating and investing activities was $425.0 million and $318.1 million for Fiscal 1998 and the twelve months ended December 31, 1997, respectively. Net cash provided by financing activities from borrowings and contributions from GST to fund capital expenditures, acquisitions and operating losses was $312.1 million and $513.8 million for Fiscal 1998 and the twelve months ended December 31, 1997, respectively.

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



                                                                           EXPECTED MATURITY
                                                                       (In thousands of dollars)
                                        --------------------------------------------------------------------------------------------
                                                                                                                          Market
                                                                                                                         Value at
                                                                                                                        December 31,
                                         1999      2000      2001       2002      2003      Thereafter       Total         1998
                                        ------   -------   --------   -------    -------   -----------   -----------    ------------
Long-term Debt:
    Fixed rate                         $   176                                             $1,077,449     $1,077,625     $944,277
          Average interest rate           8.50%                                                 12.36%
    Variable rate                      $11,951   $17,041    $20,216   $20,898    $21,132      $13,487       $104,725
          Average interest rate
           (LIBOR plus)                   3.37%     3.26%      3.29%     3.34%      3.34%         3.06%
Capital Leases:
    Fixed rate                          $6,476    $5,227     $2,279    $1,974     $1,981        $7,453       $25,390
          Average interest rate          12.36%    12.36%     12.36%    12.36%     12.36%        12.36%

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

                                      /s/ KPMG Peat Marwick LLP







Portland, Oregon
March 1, 1999

                                  GST USA, INC.
                                and Subsidiaries
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)


                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                     1998                    1997
                                                                                 -----------             -----------
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                      $    85,884             $   198,870
  Restricted investments                                                              34,107                  31,731
  Accounts receivable, net                                                            32,935                  27,324
  Receivable from parent                                                                --                       964
  Investments                                                                             46                   7,619
  Inventory, net                                                                       1,166                     589
  Prepaid and other current assets                                                    11,635                  15,777
                                                                                 -----------             -----------

                                                                                     165,773                 282,874

Restricted investments                                                               247,257                 112,719
Property and equipment, net                                                          615,852                 406,855
Goodwill, net                                                                         50,879                  35,817
Other assets, net                                                                     49,017                  53,341
                                                                                 -----------             -----------

         Total assets                                                            $ 1,128,778             $   891,606
                                                                                 ===========             ===========

                  LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
  Accounts payable                                                               $    26,229             $    14,702
  Accrued expenses                                                                    36,621                  30,118
  Payable to parent                                                                  354,679                 340,807
  Deferred revenue                                                                     6,030                     994
  Current portion of capital lease obligations                                         5,649                   6,286
  Current portion of long-term debt                                                   12,127                   3,289
                                                                                 -----------             -----------

                                                                                     441,335                 396,196
                                                                                 -----------             -----------

Other liabilities                                                                       --                     1,409
Capital lease obligations, less current portion                                       19,741                  13,994
Long-term debt, less current portion                                                 919,075                 591,868
Minority interest                                                                       --                    12,732

Commitments and contingencies

Shareholder's deficit:
  Common shares:
          200 shares authorized, 10 shares issued and outstanding, no                 78,462                  78,462
          par value
  Accumulated deficit                                                               (329,835)               (203,055)
                                                                                 -----------             -----------

                                                                                    (251,373)               (124,593)
                                                                                 -----------             -----------

         Total liabilities and shareholder's deficit                             $ 1,128,778             $   891,606
                                                                                 ===========             ===========

See accompanying notes to consolidated financial statements.

                                  GST USA, INC.
                                and Subsidiaries
                      Consolidated Statements of Operations
                                 (In thousands)



                                                                             THREE-MONTH                      YEARS ENDED
                                                           YEAR ENDED        PERIOD ENDED                    SEPTEMBER 30,
                                                          DECEMBER 31,       DECEMBER 31            -------------------------------
                                                             1998               1997                  1997                  1996
                                                           ---------          ---------             ---------             ---------
Revenues:
     Telecommunications and other services                 $ 158,609          $  27,552             $  82,596             $  31,726
     Product                                                   4,708              8,706                23,374                 9,573
                                                           ---------          ---------             ---------             ---------

         Total revenues                                      163,317             36,258               105,970                41,299
                                                           ---------          ---------             ---------             ---------

Operating costs and expenses:
     Network expenses                                        105,744             19,426                66,247                26,580
     Facilities administration and maintenance                16,703              3,510                12,304                10,317
     Cost of product revenues                                  2,999              3,103                 7,990                 3,974
     Selling, general and administrative                      93,059             22,026                69,992                30,901
     Research and development                                   --                  781                 2,316                 1,352
     Depreciation and amortization                            45,928              8,855                24,123                 8,291
     Special charges                                          30,580               --                    --                    --
                                                           ---------          ---------             ---------             ---------

         Total operating costs and expenses                  295,013             57,701               182,972                81,415
                                                           ---------          ---------             ---------             ---------

         Loss from operations                               (131,696)           (21,443)              (77,002)              (40,116)
                                                           ---------          ---------             ---------             ---------

Other expenses (income):
    Interest income                                          (24,134)            (4,096)               (6,332)               (4,927)
    Interest expense, net of amounts capitalized              77,814             15,855                34,171                18,334
    Gain on sale of subsidiary shares                        (61,266)              --                  (7,376)                 --
    Other                                                      2,670                284                   584                 2,289
                                                           ---------          ---------             ---------             ---------

                                                              (4,916)            12,043                21,047                15,696
                                                           ---------          ---------             ---------             ---------


         Loss before minority interest
           in (income) loss of subsidiaries                 (126,780)           (33,486)              (98,049)              (55,812)
                                                           ---------          ---------             ---------             ---------

Income tax expense:
    Current                                                     --                  758                 1,802                   157
    Deferred                                                    --                   92                  (899)                 --
                                                           ---------          ---------             ---------             ---------

                                                                --                  850                   903                   157
                                                           ---------          ---------             ---------             ---------

         Loss before minority interest in (income)
            loss of subsidiaries                            (126,780)           (34,336)              (98,952)              (55,969)

Minority interest in (income) loss of subsidiaries              --                 (472)                 (612)                  411
                                                           ---------          ---------             ---------             ---------

         Net loss                                          $(126,780)         $ (34,808)            $ (99,564)            $ (55,558)
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

                                  GST USA, INC.
                                and Subsidiaries
            Consolidated Statements of Shareholder's (Deficit) Equity
                      (In thousands, except share amounts)



                                                                                                               TOTAL
                                                       COMMON SHARES                  ACCUMULATED           SHAREHOLDER'S
                                              SHARES                AMOUNT              DEFICIT           (DEFICIT) EQUITY
                                             ---------            ---------           -----------         ----------------
Balance, September 30, 1995                         10            $  47,909            $ (13,125)            $  34,784

Cash contributions from parent                    --                  9,009                 --                   9,009
Non-cash contributions from parent                --                 13,039                 --                  13,039
Net loss                                          --                   --                (55,558)              (55,558)
                                             ---------            ---------            ---------             ---------
Balance, September 30, 1996                         10               69,957              (68,683)                1,274

Capital transaction, sale of
    subsidiary shares                             --                  8,416                 --                   8,416
Net loss                                          --                   --                (99,564)              (99,564)
                                             ---------            ---------            ---------             ---------
Balance, September 30, 1997                         10               78,373             (168,247)              (89,874)

Exercise of subsidiary stock
     options                                      --                     89                 --                      89
Net loss                                          --                   --                (34,808)              (34,808)
                                             ---------            ---------            ---------             ---------
Balance, December 31, 1997                          10               78,462             (203,055)             (124,593)

Net loss                                          --                   --               (126,780)             (126,780)
                                             ---------            ---------            ---------             ---------

Balance, December 31, 1998                          10            $  78,462            $(329,835)            $(251,373)
                                             =========            =========            =========             =========

See accompanying notes to consolidated financial statements.

                                 GST USA, INC.
                                and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                     THREE-MONTH          YEARS ENDED
                                                                     YEAR ENDED      PERIOD ENDED        SEPTEMBER 30,
                                                                    DECEMBER 31,     DECEMBER 31,   ------------------------
                                                                       1998             1997          1997           1996
                                                                    -----------      -----------    ---------      ---------
Operations:
     Net loss                                                        $(126,780)       $ (34,808)    $ (99,564)     $ (55,558)
     Adjustments to reconcile net loss to net cash
       used in operations:
         Minority interest in income (loss) of subsidiary                 --                472           612           (411)
         Depreciation and amortization                                  50,649            9,887        26,720          9,382
         Deferred income taxes                                            --                 92          (899)          --
         Accretion and accrual of interest                              35,627            5,767        17,099         17,758
         Non-cash stock compensation and other expense                    (343)             374         2,521            574
         Loss on disposal of assets                                     10,139             --             679          1,012
         Loss on impairment of assets                                   19,549             --            --             --
         Equity in losses of investments and joint venture                --               --            --            1,495
         Gain on sale of subsidiary shares                             (61,266)            --          (7,376)          --
         Changes in non-cash operating working capital:
              Accounts receivable, net                                 (15,321)          (3,547)       (9,783)        (2,321)
              Inventory                                                   (577)              47          (456)        (2,019)
              Prepaid, other current and other assets, net               1,063           (2,668)       (6,503)        (4,176)
              Accounts payable and accrued liabilities                    (911)         (18,593)       25,162          2,315
              Other liabilities                                          5,557              708          (119)           153
                                                                     ---------        ---------     ---------      ---------
                  Cash used in operations                              (82,614)         (42,269)      (51,907)       (31,796)
                                                                     ---------        ---------     ---------      ---------

Investments:
     Acquisition of subsidiaries, net of cash acquired                 (35,471)          (2,105)         (673)        (1,441)
     Purchase of investments                                              --             (4,307)       (3,247)        (9,799)
     Proceeds from sale of investments                                     327               10         5,177          5,493
     Purchase of property and equipment                               (217,088)         (46,355)     (223,867)       (76,126)
     Proceeds from sale of property and equipment                        3,567              141         5,774              8
     Purchase of other assets                                           (3,278)          (1,861)      (11,072)        (7,575)
     Change in investments restricted for the
          purchase of property and equipment                          (170,288)            --         (59,776)       (16,000)
     Proceeds from the sale of subsidiary shares, net                   85,048           12,217        27,105           --
     Cash disposed of in sale of subsidiary                             (5,252)            --            --             --
                                                                     ---------        ---------     ---------      ---------
                  Cash used in investing activities                   (342,435)         (42,260)     (260,579)      (105,440)
                                                                     ---------        ---------     ---------      ---------

Financing:
     Proceeds from long-term debt                                      300,955            7,729       353,258        175,897
     Proceeds of debt payable to parent                                 12,831          215,473        87,691           --
     Principal payments on long-term debt and capital                  (22,476)         (10,101)       (6,723)        (1,544)
       leases
     Contributions from parent                                            --               --            --            9,009
     Deferred debt financing costs                                     (12,621)             (87)      (12,004)        (8,480)
     Change in investments restricted to finance interest
         payments                                                       33,374           15,083       (95,974)          --
                                                                     ---------        ---------     ---------      ---------
                  Cash provided by financing activities                312,063          228,097       326,248        174,882
                                                                     ---------        ---------     ---------      ---------

                  Increase (decrease) in cash and cash
                       equivalents                                    (112,986)         143,568        13,762         37,646

Cash and cash equivalents, beginning of period                         198,870           55,302        41,540          3,894
                                                                     ---------        ---------     ---------      ---------

Cash and cash equivalents, end of period                             $  85,884        $ 198,870     $  55,302      $  41,540
                                                                     =========        =========     =========      =========

                                                                     (Continued)

                                  GST USA, INC.
                                and Subsidiaries
                Consolidated Statements of Cash Flows, continued
                                 (In thousands)



                                                                                    THREE-MONTH                YEARS ENDED
                                                                 YEAR ENDED         PERIOD ENDED              SEPTEMBER 30,
                                                                 DECEMBER 31,       DECEMBER 31,      ----------------------------
                                                                    1998                1997            1997                1996
                                                                  --------            --------        --------            --------
Supplemental disclosure of cash flow information:
     Cash paid for interest                                       $ 50,213            $ 21,684        $  4,982            $  1,813
     Cash paid for income taxes                                       --                 1,038             638                --

Supplemental schedule of non-cash investing and
     financing activities:
       Recorded in business combinations:
         Assets                                                     45,719               2,605          14,148              45,477
         Liabilities                                                10,248                 500           4,369              11,665
         Minority interest                                            --                  --              --                (2,686)
         Common shares of parent                                      --                  --              --                35,057
       Disposition of subsidiary:
         Assets                                                     35,480                --              --                  --
         Liabilities                                                 4,218                --              --                  --
         Minority interest                                          12,732                --              --                  --
       Amounts in accounts payable and accrued
         liabilities for the purchase of fixed assets at
         end of period                                              25,945              19,029          19,718              18,291
       Assets acquired through capital leases                       10,079                 480          21,765                --



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

         As discussed in note 2, effective January 1, 1998, GST transferred to the Company the businesses of Call America Business Communications, Corp. (Call America) and TotalNet Communications, Inc. (TotalNet) and, effective January 1, 1999, GST transferred to the Company the business of Action Telcom, Inc. (Action Telcom). The financial statements included herein have been restated to reflect the operations of Call America, TotalNet and Action Telcom from the dates such subsidiaries were acquired by GST. The financial statements have been restated in order to conform with GST's presentation as the entities are under common control.

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

         ACCOUNTS AND NOTES RECEIVABLE AND CONCENTRATION OF RISK

         Gross trade accounts receivable total $38,209 and $27,225 at December 31, 1998 and 1997, respectively. Notes receivable from customers total $208 and $4,055 at December 31, 1998 and 1997, respectively. Management provides an allowance for doubtful accounts and notes based on current customer information and historical statistics. The allowance for doubtful accounts was $5,482 and $3,956 at December 31, 1998 and 1997, respectively.

         Results of operations are derived from United States operations and substantially all assets reside in the United States. The Company is exposed to concentration of credit risk principally from accounts receivable. The Company's five largest telecommunications and other services customers accounted for approximately 16.4%, 16.8%, 20.8% and 46.9% of the Company's consolidated telecommunications and other services revenue for the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996, respectively.

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

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



         Under Financial Accounting Standards Board (the FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, GST USA classifies its investments as follows:

                                                           DECEMBER 31,
                                                    ----------------------------
                                                      1998               1997
                                                    ----------------------------
                  Restricted investments:
                       Available-for-sale           $   230,014     $    62,484
                       Held-to-maturity                  51,350          81,966

                  Unrestricted investments:
                       Available-for-sale                   ---           7,619

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

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


         Construction, engineering and overhead costs directly related to the development of the Company's networks are capitalized. The Company capitalizes internal information systems costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company begins depreciating these costs when the assets become operational. Depreciation expense totaled $30,056, $6,240, $14,975 and $5,559 for the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996, respectively.

         GOODWILL

         Goodwill is amortized using the straight-line method over periods ranging from five to ten years. Amortization charged to operations was $6,191, $1,047, $4,017 and $1,690 for the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996, respectively.

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

         REVENUE RECOGNITION

         Telecommunication services revenue is recognized monthly as services are provided. Amounts billed in advance of the service month are recorded as deferred revenue. Product revenue is recorded upon installation of products and is presented in the accompanying consolidated statements of operations net of product returns. Network construction services revenue is recognized using the percentage of completion method. Accordingly, the Company recognizes revenues and expenses as construction progresses. Included in other current assets are costs and income in excess of billings relating to certain contracts.

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

         ACTION TELCOM CO. (ACTION TELCOM)

         In May 1997, GST acquired 100% of the outstanding capital stock of Action Telcom, a Texas company which provides long distance and ancillary telecommunications services and produces software used in the telecommunications industry. GST acquired Action Telcom for consideration of 903,000 common shares valued at $8,161, $1,290 in cash and $2,580 in notes payable. The purchase agreement provides for an additional payment of up to 120,000 common shares in 1999, contingent on future market values of GST's common shares. Goodwill of $3,863 was recorded as a result of this acquisition. Effective January 1, 1999, GST transferred the ownership of Action Telcom to the Company.

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

                                          THREE-MONTH
                            YEAR ENDED    PERIOD ENDED      YEAR ENDED
                           DECEMBER 31,   DECEMBER 31,    SEPTEMBER 30,
                               1998           1997             1997
                           ------------   ------------    -------------
              Revenues      $  167,556     $   40,521       $  133,958
              Net loss        (127,325)       (34,872)        (101,490)

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

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


(3)      PROPERTY AND EQUIPMENT

                                                               DECEMBER 31,
                                                          ---------------------
                                                             1998        1997
                                                          ---------   ---------
         Telecommunications networks                      $ 178,008   $ 125,966
         Electronic and related equipment                   181,270      63,977
         Leasehold improvements                              24,509      21,671
         Computer equipment, office equipment and other      40,585      25,754
         Buildings                                            2,803       3,366
         Construction in progress                           251,199     192,888
                                                          ---------   ---------
                                                            678,374     433,622

         Less accumulated depreciation                      (62,522)    (26,767)
                                                          ---------   ---------

                                                          $ 615,852   $ 406,855
                                                          =========   =========


         Property and equipment includes $251,199 and $192,888 of assets which had not been placed in service at December 31, 1998 and 1997, respectively, and accordingly, was not being depreciated. During the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996, $25,920, $3,726,
         $15,170 and $2,316 of interest, respectively, was capitalized as part of property and equipment.

(4)      ACCRUED EXPENSES

                                                              DECEMBER 31,
                                                        ----------------------
                                                          1998            1997
                                                        -------         -------
         Fixed asset purchases                          $ 9,552         $12,157
         Carrier costs                                    4,885              98
         Interest payable                                 9,098           7,966
         Payroll and related liabilities                  5,252           2,721
         Other                                            7,834           7,176
                                                        -------         -------

                  Total                                 $36,621         $30,118

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


(5)      LONG-TERM DEBT

                                                                   DECEMBER 31,
                                                               -------------------
                                                                 1998       1997
                                                               --------   --------

         13.25% senior secured notes due May 1, 2007           $265,000   $265,000
         10.5% senior secured discount notes due May 1, 2008    320,997         --
         Note payable to Tomen, LIBOR plus 3.0%
              (8.1% at December 31, 1998)                        45,262     61,793
         Note payable to NTFC, LIBOR plus 3.5%
              (8.6% at December 31, 1998)                        50,000     50,000
         Note payable to Siemens, LIBOR plus 3.5 %
              (8.6% at December 31, 1998)                         9,463      7,889
         13.875% senior discount notes due December 15, 2005    240,304    210,136
         Other                                                      176        339
                                                               --------   --------

                                                                931,202    595,157

         Less current portion of long-term debt                  12,127      3,289
                                                               --------   --------

                                                               $919,075   $591,868
                                                               ========   ========


         The schedule of future principal payments on long-term debt is as follows:

                  Year ending December 31:
                          1999                                      $    12,127
                          2000                                           17,041
                          2001                                           20,216
                          2002                                           20,898
                          2003                                           21,132
                  Thereafter (a)                                      1,090,936
                                                                    -----------

                     Less unaccreted discount                          (251,148)
                                                                    -----------

                                                                    $   931,202
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
                                                     ===            ===             ===             ===

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax asset and liability are as follows:

                                                         DECEMBER 31,
                                                    ---------------------
                                                       1998         1997
                                                    ----------    -------
         Deferred tax assets:
            Federal and state net operating
               loss carryforwards                   $   76,221    $ 53,530
            Non-deductible  interest                    39,199      11,998
            Other                                        3,363       4,484
                                                    ----------    --------
-
                  Total gross deferred tax assets      118,783      70,012

            Less valuation  allowance                 (108,367)    (59,573)
                                                    ----------    --------

                  Total deferred tax assets             10,416      10,439
                                                    ----------    --------

         Deferred tax liabilities:
            Furniture, fixtures and equipment,
               due to differences in depreciation        6,217       5,376
            Capitalized software/intangibles             4,199       5,498
                                                    ----------    --------
                  Total gross deferred tax
                       liabilities                      10,416      10,874
                                                    ----------    --------

                  Net deferred tax liabilities      $      ---    $  (435)
                                                    ==========    =======


         The valuation allowance for deferred tax assets as of October 1, 1995 was $4,201. The net change in total valuation allowance for the year ended December 31, 1998, the three-month period ended December 31, 1997 and for the years ended September 30, 1997 and 1996 was an increase of $48,794, $10,125, $34,062 and $11,185, respectively.

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



         The Company has net operating losses for income tax purposes of approximately $208,923 available to reduce United States taxable income of future years, expiring as follows:

                  2006                                         $    405
                  2007                                              537
                  2008                                            2,800
                  2009                                            5,020
                  2010                                           36,922
                  2011                                           64,283
                  2017                                           36,621
                  2018                                           62,335
                                                               ---------

                                                               $208,923
                                                               =========

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

                                  GST USA, INC.
                                and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



         The Company also has noncancelable operating leases, primarily for facilities, which expire over the next five years. Rental expense under operating leases was $6,281, $1,114, $3,385, and $1,501 for the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996, respectively.

         Future minimum lease payments under noncancelable leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1998 are:

                                                             CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                             -------   ---------
  Year ending December 31:
           1999                                               10,661    $ 5,369
           2000                                                7,430      4,298
           2001                                                4,043      3,540
           2002                                                3,476      3,422
           2003                                                3,229      3,217
      Thereafter                                              12,578      9,418
                                                             -------    -------
           Total minimum lease payments                       41,417    $29,264
                                                             -------    =======

  Less amounts representing interest (at rates
       ranging from 9% to 17%)                                16,027
                                                             -------

                Net minimum lease payments                    25,390

  Less current portion of obligations under capital leases     5,649
                                                             -------

  Obligations under capital leases, excluding current
       portion                                               $19,741
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

         In October 1998, Magnacom filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Although the reseller agreement has not been terminated, due to the bankruptcy filing and its status as an unsecured creditor of Magnacom, the Company wrote-off all amounts previously paid to Magnacom in the third quarter of 1998. The total write-off of approximately $15,668 is included in special charges in the accompanying consolidated statement of operations for the year ending December 31, 1998. At the time of the write-off, the payments made pursuant to the reseller agreement were included in "other assets, net" and the operating advances were included in "prepaid and other current assets." The losses resulting from the transactions with Magnacom form the basis for certain of the legal proceedings described in notes 10(b), 10(c) and 10(d).

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

                                                 THREE-MONTH        YEARS ENDED
                                  YEAR ENDED    PERIOD ENDED       SEPTEMBER 30,
                                  DECEMBER 31,   DECEMBER 31,   ------------------
                                      1998           1997         1997      1996
                                  ------------   ------------   --------   -------
         Local services             $ 48,859        $ 7,034     $ 16,993   $ 3,934
         Long distance services       65,701         12,609       44,981    17,205
         Data services                 8,770          1,100        2,000        --
         Internet services             8,404          1,013        3,006     1,311
         Longhaul services            23,499          4,883       12,057     9,068
         Product                       4,708          8,706       23,374     9,573
         Other                         3,376            913        3,556       208
                                    --------        -------     --------   -------
         Total revenue              $163,317        $36,258     $105,967   $41,299
                                    ========        =======     ========   =======

         Substantially all of the Company's revenue is attributable to customers in the United States. Additionally, all significant operating assets are located within the United States.

(13)     SPECIAL CHARGES

         Special charges for the year ended December 31, 1998 consist of the following:

        Write-off of amounts paid to Magnacom pursuant to a reseller agreement.. $14,600
        Write-off of operating advances paid to Magnacom........................   1,068
        Write-off of costs related to abandoned projects........................   9,918
        Impairment of assets....................................................   3,881
                                                                                 -------
           Non-cash special charges.............................................  29,467

        Accrual of severance costs..............................................   1,113
                                                                                 -------
           Total special charges................................................ $30,580
                                                                                 =======


         In 1998, the Company changed its strategic direction to focus on its core, domestic business. In conjunction with the change, management identified certain in-process network construction projects no longer considered useful due to geographic location or technological compatibility. The write-off totaled $9,918 and represented the entire amount of the costs related to these in-process projects, including the costs of fiber optic networks and electronic equipment. These assets had never been placed in service and, as such, were not an integral part of the Company's ongoing operations. While the historical cost of these assets has been written-off of the Company's December 31, 1998 balance sheet, the Company holds these assets for disposal and is considering its disposal alternatives for such assets.

         In conjunction with the change in strategic direction, management halted further development of and investment in shared tenant services. The decision resulted in an impairment charge of $2,728 for property, plant and equipment, and $1,153 for customer lists associated with such services. At December 31, 1998, the Company held its shared tenant services assets for sell and anticipates that it will sell the related operations and assets in 1999. The impairment loss was measured as the amount by which the carrying amount of these assets exceeded the estimated fair value of the assets, which was determined based on current market prices for similar assets. The loss reserve was recorded by increasing accumulated depreciation for the property, plant and equipment, and accumulated amortization for the customer lists. The amount of the write-off of customer lists represents the remaining unamortized balance of such lists, which were related to the acquisition of Tri-Star (see Note 2). No goodwill had been recorded in conjunction with the acquisition of Tri-Star.

         In the fourth quarter of 1998, management consummated a plan to involuntarily terminate approximately 40 employees, including former members of management, and to pay termination benefits to such employees. The Company does not anticipate that the termination of these employees will have a material impact on its business functions. At December 31, 1998, the Company had accrued $1,113 in severance-related costs, the majority of which is expected to be paid out in the first quarter of 1999.

         See footnote 11 for a discussion of the amounts paid to Magnacom.

         Of the special charges recorded for the year ended December 31, 1998, only the severance costs are recorded as an accrued liability on the Company's balance sheet as of December 31, 1998.

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

                                    /s/ KPMG Peat Marwick LLP






Portland, Oregon
March 1, 1999

GST USA, Inc.
Valuation and Qualifying Accounts

                                                Balance at     Charged     Written off   Balance at
                                                beginning    to bad debt     against         end
          Allowance for doubtful accounts       of period      expense       expense      of period
         ------------------------------------------------------------------------------------------
         Year ended December 31, 1998              3,956        4,776         3,250         5,482

         Three months ended December 31, 1997      3,582        1,541         1,167         3,956

         Year ended September 30, 1997             1,264        5,737         3,419         3,582

         Year ended September 30, 1996             1,402        1,809         1,947         1,264

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on the 29th day of June, 1999.

                                        GST USA, INC.



                                                 By:             *
                                                     --------------------------
                                                 Robert A. Ferchat
                                                 Chairman of the Board



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities on June 29, 1999.

         SIGNATURE                                TITLE
         ---------                                -----
               *                  Chairman of the Board and Director
-------------------------------
     (Robert A. Ferchat)

               *                  President, Chief Executive Officer (Principal
-------------------------------   Executive Officer) and Director
     (Joseph A. Basile, Jr.)

               *                  Director
-------------------------------
     (George B. Cobbe)

  /s/ Daniel L. Trampush          Senior Vice President and Chief Financial
-------------------------------   Officer (Principal Financial Officer)
      Daniel L. Trampush



*By: /s/ Daniel L. Trampush
-------------------------------
        (Daniel L. Trampush)
          Attorney-in-fact

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