Form 10-K405/A
period 1998-12-31
GST USA INC
filed 1999-08-04
CIK 1010605

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

         As an ICP, GST has one reportable operating segmant. While GST's chief decision-makers monitor the revenue streams of various services, operations are managed and financial performance is evaluated based upon the delivery of multiple services over common network and facilities. This allows GST to leverage its network costs in an effort to maximize return. As a result, there are many shared expenses generated by the various revenue streams; because management believes that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, management does not currently make such allocations internally. Furthermore, substantially all of GST's revenue is attributable to customers in the United States and all significant operating assets are located within the United States.

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
                                                                         -------
    Total special charges................................................$30,580
                                                                         =======

         In the fourth quarter of 1998, GST USA changed its strategic direction to focus on its core, domestic businesses of local, data and longhaul services. Management believes that by focusing on such services and limiting geographic expansion, GST USA will maximize its return on invested assets and will be better positioned to serve the addressable markets in its service locations. In conjunction with the change, management identified certain in-process domestic network construction projects no longer considered useful. Assets related to such projects included assets located outside of GST USA's core service areas, assets which were being constructed to facilitate international services and assets which were no longer technologically compatible. The write off of these assets totaled $9,918 and represented the entire amount of the costs related to the projects, including the costs of fiber optic networks and electronic equipment. These assets had never been placed in service and, as such, were not an integral part of GST USA's ongoing operations. While the historical cost of these assets has been written-off of GST USA's December 31, 1998 balance sheet, GST USA holds these assets for disposal and is considering its disposal alternatives for such assets.

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

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO THE UNAUDITED YEAR ENDED DECEMBER 31, 1997

         Revenues. Total revenue for Fiscal 1998 increased $44.3 million, or 37.2%, to $163.3 million from $119.0 million for the comparable twelve months ended December 31, 1997. Telecommunications services revenues for Fiscal 1998 increased $59.6 million, or 66.0%, to $149.8 million from $90.2 million for the twelve months ended December 31, 1997. The increase in telecommunications services revenues resulted primarily from strategic acquisitions, including the acquisition of ICON Communications Corp. ("ICON") in April 1998, and from increased local service revenue generated by GST USA's networks. To a lesser extent, the increase in telecommunications and other services revenues resulted from increased long distance, Internet, and data services. Construction, facility sales and other revenue for Fiscal 1998 increased $7.3 million to $8.8 million from $1.5 million for the twelve months ended December 31, 1997. The increase primarily resulted from the construction and sale of longhaul network facilities in California. The decrease in product revenues resulted from the sale of the Company's 63% interest in NACT.

         Operating Expenses. Total operating expenses for Fiscal 1998 increased $95.0 million, or 47.5%, to $295.0 million from $200.0 million for the twelve months ended December 31, 1997. Network expenses, which include direct local and long distance circuit costs, increased $33.8 million, or 47.9%, to $104.3 million, or 69.7% of telecommunications services revenues for Fiscal 1998 compared to $70.5 million, or 78.2% for the comparable period in the previous year. The decrease in network expenses as a percentage of revenue resulted from the inclusion of strategic acquisitions and an increase in revenues for traffic carried on GST USA's network as a percentage of total telecommunications services revenues. Facilities administration and maintenance expenses for Fiscal 1998 increased $4.0 million, or 31.5%, to $16.7 million, or 10.5% of telecommunications services revenues compared to $12.7 million, or 13.8% for the comparable period ended December 31, 1997. The primary reason for the decrease in these expenses as a percentage of telecommunications and other services revenues is the inclusion of revenues from strategic acquisitions, substantially all of which are not generated on GST USA's networks.

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

         Cost of construction revenues for Fiscal 1998 increased $1.1 million to $1.4 million from $.3 million for the twelve months ended December 31, 1997.
The increase resulted from an increase in construction, facility sales and other revenues.

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

         Revenues. Total revenue for the 1997 Three Month Period increased
$13.1 million, or 56.2%, to $36.3 million from $23.2 million for 1996 Three Month Period. Telecommunications services revenue for the 1997 Three Month Period increased $7.6 million, or 41.4%, to $26.1 million from $18.4 million for the 1996 Three Month Period. The increase in telecommunications services revenue resulted primarily from increased local service revenue generated by GST USA's networks and from increased long distance service revenue. To a lesser extent, the increase in revenue resulted from the acquisitions of Action Telcom, Inc. ("Action Telcom") and the Guam operations of Sprint in October 1997. Product revenue for the 1997 Three Month Period increased $3.9 million, or 56.2%, to $8.7 million from $4.8 million for the 1996 Three Month Period. The increase in product revenue resulted primarily from increased unit sales of NACT's STX switch. During the 1997 Three Month Period, GST USA completed a $1.5 million longhaul conduit sale.

         Operating Expenses. Total operating expenses for the 1997 Three Month Period increased $17.0 million, or 42.0%, to $57.7 million from $40.7 million for the 1996 Three Month Period. Network expenses, which include direct local and long distance circuit costs, increased $4.3 million, or 29.0%, to $19.1 million, or 73.4% of telecommunications services revenue for the 1997 Three Month Period compared to $14.8 million, or 80.4% of telecommunications services revenue for 1996 Three Month Period. The primary reason for the decrease in network expenses as a percent of revenue is the increase in on-net revenues generated at GST USA's network as a percent of total revenues. Facilities administration and maintenance expenses (consisting primarily of costs related to personnel providing maintenance, monitoring and technical assistance for GST USA's networks) for the 1997 Three Month Period decreased $.4 million, or 12.7%, to $3.5 million, or 12.7% of telecommunications services revenue, compared to $3.1 million, or 16.9% of telecommunications services revenue, for the 1996 Three Month Period.

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

         Cost of construction revenue for the 1997 Three Month Period relates to the sale of a longhaul conduit system.

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

###      Previously Filed.


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

                                  GST USA, INC.
                                and Subsidiaries
                      Consolidated Statements of Operations
                                 (In thousands)



                                                                             THREE-MONTH                      YEARS ENDED
                                                           YEAR ENDED        PERIOD ENDED                    SEPTEMBER 30,
                                                          DECEMBER 31,       DECEMBER 31            -------------------------------
                                                             1998               1997                  1997                  1996
                                                           ---------          ---------             ---------             ---------
Revenues:
     Telecommunications services                           $ 149,783          $  26,064             $  82,596             $  31,726
     Construction, facility sales and other                    8,826              1,488                    --                    --
     Product                                                   4,708              8,706                23,374                 9,573
                                                           ---------          ---------             ---------             ---------

         Total revenues                                      163,317             36,258               105,970                41,299
                                                           ---------          ---------             ---------             ---------

Operating costs and expenses:
     Network expenses                                        104,320             19,126                66,247                26,580
     Facilities administration and maintenance                16,703              3,510                12,304                10,317
     Cost of construction revenues                             1,424                300                    --                    --
     Cost of product revenues                                  2,999              3,103                 7,990                 3,974
     Selling, general and administrative                      93,059             22,026                69,992                30,901
     Research and development                                   --                  781                 2,316                 1,352
     Depreciation and amortization                            45,928              8,855                24,123                 8,291
     Special charges                                          30,580               --                    --                    --
                                                           ---------          ---------             ---------             ---------

         Total operating costs and expenses                  295,013             57,701               182,972                81,415
                                                           ---------          ---------             ---------             ---------

         Loss from operations                               (131,696)           (21,443)              (77,002)              (40,116)
                                                           ---------          ---------             ---------             ---------

Other expenses (income):
    Interest income                                          (24,134)            (4,096)               (6,332)               (4,927)
    Interest expense, net of amounts capitalized              77,814             15,855                34,171                18,334
    Gain on sale of subsidiary shares                        (61,266)              --                  (7,376)                 --
    Other                                                      2,670                284                   584                 2,289
                                                           ---------          ---------             ---------             ---------

                                                              (4,916)            12,043                21,047                15,696
                                                           ---------          ---------             ---------             ---------


         Loss before minority interest
           in (income) loss of subsidiaries                 (126,780)           (33,486)              (98,049)              (55,812)
                                                           ---------          ---------             ---------             ---------

Income tax expense:
    Current                                                     --                  758                 1,802                   157
    Deferred                                                    --                   92                  (899)                 --
                                                           ---------          ---------             ---------             ---------

                                                                --                  850                   903                   157
                                                           ---------          ---------             ---------             ---------

         Loss before minority interest in (income)
            loss of subsidiaries                            (126,780)           (34,336)              (98,952)              (55,969)

Minority interest in (income) loss of subsidiaries              --                 (472)                 (612)                  411
                                                           ---------          ---------             ---------             ---------

         Net loss                                          $(126,780)         $ (34,808)            $ (99,564)            $ (55,558)
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

                                 GST USA, INC.
                                and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                     THREE-MONTH          YEARS ENDED
                                                                     YEAR ENDED      PERIOD ENDED        SEPTEMBER 30,
                                                                    DECEMBER 31,     DECEMBER 31,   ------------------------
                                                                       1998             1997          1997           1996
                                                                    -----------      -----------    ---------      ---------
Operations:
     Net loss                                                        $(126,780)       $ (34,808)    $ (99,564)     $ (55,558)
     Adjustments to reconcile net loss to net cash
       used in operations:
         Minority interest in income (loss) of subsidiary                 --                472           612           (411)
         Depreciation and amortization                                  50,649            9,887        26,720          9,382
         Deferred income taxes                                            --                 92          (899)          --
         Accretion and accrual of interest                              35,627            5,767        17,099         17,758
         Non-cash stock compensation and other expense                    (343)             374         2,521            574
         Loss on disposal of assets                                        221             --             679          1,012
         Non-cash special charges                                       29,467             --            --             --
         Equity in losses of investments and joint venture                --               --            --            1,495
         Gain on sale of subsidiary shares                             (61,266)            --          (7,376)          --
         Changes in non-cash operating working capital:
              Accounts receivable, net                                 (15,321)          (3,547)       (9,783)        (2,321)
              Inventory                                                   (577)              47          (456)        (2,019)
              Prepaid, other current and other assets, net               1,063           (2,668)       (6,503)        (4,176)
              Accounts payable and accrued liabilities                    (911)         (18,593)       25,162          2,315
              Other liabilities                                          5,557              708          (119)           153
                                                                     ---------        ---------     ---------      ---------
                  Cash used in operations                              (82,614)         (42,269)      (51,907)       (31,796)
                                                                     ---------        ---------     ---------      ---------

Investments:
     Acquisition of subsidiaries, net of cash acquired                 (35,471)          (2,105)         (673)        (1,441)
     Purchase of investments                                              --             (4,307)       (3,247)        (9,799)
     Proceeds from sale of investments                                     327               10         5,177          5,493
     Purchase of property and equipment                               (217,088)         (46,355)     (223,867)       (76,126)
     Proceeds from sale of property and equipment                        3,567              141         5,774              8
     Purchase of other assets                                           (3,278)          (1,861)      (11,072)        (7,575)
     Change in investments restricted for the
          purchase of property and equipment                          (170,288)            --         (59,776)       (16,000)
     Proceeds from the sale of subsidiary shares, net                   85,048           12,217        27,105           --
     Cash disposed of in sale of subsidiary                             (5,252)            --            --             --
                                                                     ---------        ---------     ---------      ---------
                  Cash used in investing activities                   (342,435)         (42,260)     (260,579)      (105,440)
                                                                     ---------        ---------     ---------      ---------

Financing:
     Proceeds from long-term debt                                      300,955            7,729       353,258        175,897
     Proceeds of debt payable to parent                                 12,831          215,473        87,691           --
     Principal payments on long-term debt and capital                  (22,476)         (10,101)       (6,723)        (1,544)
       leases
     Contributions from parent                                            --               --            --            9,009
     Deferred debt financing costs                                     (12,621)             (87)      (12,004)        (8,480)
     Change in investments restricted to finance interest
         payments                                                       33,374           15,083       (95,974)          --
                                                                     ---------        ---------     ---------      ---------
                  Cash provided by financing activities                312,063          228,097       326,248        174,882
                                                                     ---------        ---------     ---------      ---------

                  Increase (decrease) in cash and cash
                       equivalents                                    (112,986)         143,568        13,762         37,646

Cash and cash equivalents, beginning of period                         198,870           55,302        41,540          3,894
                                                                     ---------        ---------     ---------      ---------

Cash and cash equivalents, end of period                             $  85,884        $ 198,870     $  55,302      $  41,540
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

         In October 1998, Magnacom filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Although the reseller agreement has not been terminated, due to the bankruptcy filing and its status as an unsecured creditor of Magnacom, the Company wrote-off all amounts previously paid to Magnacom in the third quarter of 1998. No amounts had been reserved for prior to that time because the Company understood that Magnacom was nearing the completion of a financing arrangement which would allow it to pursue its business plan. The Company understands that during October 1998, Magnacom's negotiations with its potential financial partners deteriorated, and it subsequently declared bankruptcy. The Company had not previously reserved for the amounts paid to Magnacom because, prior to October 1998, no events or circumstances indicated that Magnacom would be unable to perform under the reseller agreement. The total write-off of approximately $15,668 is included in special charges in the accompanying consolidated statement of operations for the year ending December 31, 1998. At the time of the write-off, the payments made pursuant to the reseller agreement were included in "other assets, net" and the operating advances were included in "prepaid and other current assets." The losses resulting from the transactions with Magnacom form the basis for certain of the legal proceedings described in notes 10(b), 10(c) and 10(d).

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

         In the fourth quarter of 1998, management consummated a plan to involuntarily terminate approximately 40 employees, including former members of management, and to pay termination benefits to such employees. The employees worked in a variety of functions and operations throughout the Company. The Company does not anticipate that the termination of these employees will have a material impact on its business functions. At December 31, 1998, the Company had accrued $1,113 in severance-related costs. The majority of these costs relate to the termination plan and are expected to be paid out in the first quarter of 1999.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on the 4th day of August, 1999.

                                        GST USA, INC.



                                                 By:             *
                                                     --------------------------
                                                 Robert A. Ferchat
                                                 Chairman of the Board



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities on August 4, 1999.

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

###      Previously Filed.