Form 10-Q
period 1999-06-30
GST USA INC
filed 1999-08-16
CIK 1010605

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                       Commission file number 333-33601-02

                                  GST USA, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

             Delaware                                           83-0310464
   ----------------------------                     ---------------------------
   (State or Other Jurisdiction                    (IRS Employer Identification
 of Incorporation or Organization)                  Number)


     4001 Main Street, Vancouver, WA                                98663
 --------------------------------------                           --------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code: (360) 356-7100
                                                    --------------

                                       N/A
-------------------------------------------------------------------------------

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 10, 1999, there were outstanding 20 shares of common stock, no par value per share, of the Registrant.

                                  GST USA, INC.


                                      INDEX


                                                                        PAGE(S)
                                                                        -------
                          PART I: FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheets - June 30,
          1999 and December 31, 1998                                       2

          Condensed Consolidated Statements of Operations - Three and
          Six Months Ended June 30, 1999 and 1998                          3

          Condensed Consolidated Statements of Cash Flows
          - Six Months Ended June 30, 1999 and 1998                        4

          Notes to Condensed Consolidated Financial
          Statements                                                       5-6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (REDUCED DISCLOSURE
          NARRATIVE)                                                       7-9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       10


                           PART II: OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                11-13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 13

SIGNATURES                                                                 14

                                  GST USA, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)



ASSETS                                                                       JUNE 30, 1999           DECEMBER 31, 1998    (1)
                                                                          --------------------       -------------------

Current assets:
  Cash and cash equivalents                                            $                44,973    $              85,884
  Restricted investments                                                                35,272                   34,107
  Accounts receivable, net                                                              42,042                   32,935
  Investments                                                                               46                       46
  Inventory, net                                                                         1,454                    1,485
  Prepaid and other current assets                                                      21,038                   11,316
                                                                          ---------------------      -------------------

         Total current assets                                                          144,825                  165,773
                                                                          ---------------------      -------------------

Restricted investments                                                                 119,710                  247,257

Property and equipment                                                                 825,215                  678,374
  less accumulated depreciation                                                       (82,919)                 (62,522)
                                                                          ---------------------      -------------------
                                                                                       742,296                  615,852

Other assets                                                                           136,872                  138,773
  less accumulated amortization                                                       (47,592)                 (38,877)
                                                                          ---------------------      -------------------
                                                                                        89,280                   99,896
                                                                          ---------------------      -------------------
         Total assets                                                  $             1,096,111    $           1,128,778
                                                                          ---------------------      -------------------
                                                                          ---------------------      -------------------

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                     $                29,301    $              26,229
  Accrued expenses                                                                      39,623                   36,621
  Payable to parent                                                                    360,297                  354,679
  Deferred revenue                                                                      16,163                    6,030
  Current portion of capital lease obligations                                           6,539                    5,649
  Current portion of long-term debt                                                     13,533                   12,127
                                                                          ---------------------      -------------------

         Total current liabilities                                                     465,456                  441,335
                                                                          ---------------------      -------------------

Capital lease obligations, less current portion                                         17,051                   19,741
Long-term debt, less current portion                                                   948,172                  919,075

Shareholders' deficit:
  Common shares                                                                         78,462                   78,462
  Accumulated deficit                                                                (413,030)                (329,835)
                                                                          ---------------------      -------------------

                                                                                     (334,568)                (251,373)
                                                                          ---------------------      -------------------

         Total liabilities and shareholders' deficit                   $             1,096,111    $           1,128,778
                                                                          ---------------------      -------------------
                                                                          ---------------------      -------------------

(1) The information in this column was derived from GST USA's audited financial statements as of December 31, 1998.

     See notes to condensed consolidated financial statements.

                                  GST USA, Inc.
                 Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)


                                                                  THREE MONTHS                        SIX MONTHS
                                                                 ENDED JUNE 30,                     ENDED JUNE 30,
                                                          -----------------------------      -----------------------------
                                                              1999            1998              1999             1998
                                                          -------------    ------------      ------------     ------------
Revenues:
     Telecommunications services                       $        51,214  $       37,737    $       99,938   $       66,917
     Construction, facility sales and other                     19,551             756            25,427              756
     Product                                                     1,157           1,034             2,239            1,898
                                                          -------------    ------------      ------------     ------------

         Total revenues                                         71,922          39,527           127,604           69,571
                                                          -------------    ------------      ------------     ------------

Operating costs and expenses:
     Network expenses                                           32,776          25,825            64,475           46,953
     Facilities administration and maintenance                   4,265           3,701             9,400            7,656
     Cost of construction revenues                               6,954             200             9,468              200
     Cost of product revenues                                      655             707             1,350            1,396
     Selling, general and administrative                        28,161          23,943            54,407           43,907
     Depreciation and amortization                              16,639          11,069            33,610           19,730
                                                          -------------    ------------      ------------     ------------

         Total operating costs and expenses                     89,450          65,445           172,710          119,842
                                                          -------------    ------------      ------------     ------------

         Loss from operations                                 (17,528)        (25,918)          (45,106)         (50,271)
                                                          -------------    ------------      ------------     ------------

Other expenses (income):
    Interest income                                            (2,614)         (6,785)           (6,472)         (11,718)
    Interest expense, net of amounts capitalized                21,211          19,256            43,077           34,688
    Gain on sale of subsidiary shares                              ---             ---               ---         (61,266)
    Other                                                        1,291             492             1,484              494
                                                          -------------    ------------      ------------     ------------

                                                                19,888          12,963            38,089         (37,802)
                                                          -------------    ------------      ------------     ------------


         Loss before income taxes                             (37,416)        (38,881)          (83,195)         (12,469)
                                                          -------------    ------------      ------------     ------------

Income tax expense                                                 ---             ---               ---              ---
                                                          -------------    ------------      ------------     ------------

         Net loss                                      $      (37,416)  $     (38,881)    $     (83,195)   $     (12,469)
                                                          -------------    ------------      ------------     ------------
                                                          -------------    ------------      ------------     ------------

See notes to condensed consolidated financial statements.

                                  GST USA, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                          SIX MONTHS
                                                                        ENDED JUNE 30,
                                                              ------------------------------------
                                                                  1999                 1998
                                                              --------------      ----------------
Operations:
     Net loss                                              $       (83,195)    $         (12,469)
     Adjustments to reconcile net loss to net cash
         used in operations:
         Depreciation and amortization                               36,111                22,144
         Accretion and accrual of interest                           23,377                16,490
         Non-cash stock compensation and other expense                1,434                 1,123
         Loss on disposal of assets                                   1,755                    38
         Gain on sale of subsidiary shares                              ---              (61,266)
         Changes in non-cash operating working capital:
              Accounts receivable, net                              (9,276)               (6,575)
              Inventory                                                 31                  (137)
              Prepaid, other current and other assets,
                  net                                               (9,722)                 1,289
              Accounts payable and accrued liabilities               14,297               (6,250)
              Deferred revenue                                       10,133                     6
                                                              --------------      ----------------
                  Cash used in operations                          (15,055)              (45,607)
                                                              --------------      ----------------

Investments:
     Acquisition of subsidiaries, net of cash acquired                  ---              (35,471)
     Proceeds from sale of investments                                  ---                   328
     Purchase of property and equipment                           (150,232)              (80,458)
     Proceeds from sale of property and equipment                       ---                3,562
     Purchase of other assets                                         (177)               (2,053)
     Change in investments restricted for the
          purchase of property and equipment                        110,231             (254,335)
     Proceeds from the sale of subsidiary shares, net                   ---                85,048
     Cash disposed of in sale of subsidiary                             ---               (5,252)
                                                              --------------      ----------------
                  Cash used in investing activities                (40,178)             (288,631)
                                                              --------------      ----------------

Financing:
     Proceeds from long-term debt                                     1,040               299,874
     Principal payments on long-term debt and capital
         leases                                                     (7,053)               (4,526)
     Increase in payable to parent                                   4,184                 10,776
     Deferred debt financing costs                                      ---              (12,701)
     Change in investments restricted to finance
         interest payments                                           16,151                17,703
                                                              --------------      ----------------
                  Cash provided by financing activities              14,322               311,126
                                                              --------------      ----------------

                  Decrease in cash and cash
                       equivalents                                 (40,911)              (23,112)

Cash and cash equivalents, beginning of period                       85,884               198,870
                                                              --------------      ----------------

Cash and cash equivalents, end of period                   $         44,973    $          175,758
                                                              --------------      ----------------
                                                              --------------      ----------------

See notes to condensed consolidated financial statements.

                                  GST USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or for subsequent periods. These financial statements should be read in conjunction with GST USA's audited consolidated financial statements for the fiscal year ended December 31, 1998 as included in GST USA's annual report on Form 10-K/A.


2.       TRANSFER OF SUBSIDIARIES

         Effective January 1, 1999, GST USA's parent, GST Telecommunications, Inc. ("GST"), transferred the ownership of GST Action Telcom, Inc. (the "Transferred Subsidiary") to GST USA. The condensed consolidated financial statements included herein give effect to such transfer as if the Transferred Subsidiary was consolidated into GST USA as of the date of acquisition of the Transferred Subsidiary by GST.

3.       BASIC AND DILUTED NET LOSS PER SHARE


         GST USA does not have equity instruments that are considered common stock equivalents, and, as weighted average common shares total only 20 for both June 30, 1999 and December 31, 1998, all of which are owned by GST, income (loss) per share data is meaningless and is not presented in the accompanying condensed financial statements.

                                  GST USA, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4.       SUPPLEMENTAL CASH FLOW INFORMATION


                                                                      SIX MONTHS
                                                                    ENDED JUNE 30,
                                                             ------------------------------
                                                                 1999             1998
                                                             -------------    -------------
Supplemental disclosure of cash flow information:
     Cash paid for interest                               $        24,079  $        27,336
     Cash paid for income taxes                                       ---              ---

Supplemental schedule of non-cash investing and
  financing activities:
      Recorded in business combinations:
         Assets                                                       ---           45,719
         Liabilities                                                  ---           10,248
      Disposition of subsidiary:
         Assets                                                   (1,373)           35,480
         Liabilities                                                  216            4,218
         Minority interest                                            ---           12,732
      Amounts in accounts payable and accrued
        liabilities for the purchase of fixed assets
        at end of period                                           27,220           23,770
      Assets acquired through capital leases                        1,194            6,043


5.       ACCRUED SEVERANCE

         In the fourth quarter of 1998, GST USA accrued $1,113 in severance related costs. The following table details activity related to the severance accrual.

      Accrual at December 31, 1998             $1,113
      Payments                                  (737)
      Adjustments                                (61)
                                               ------
      Accrual at June 30, 1999                 $  315
                                               ------
                                               ------

6.       ADOPTION OF NEW ACCOUNTING STANDARD

         In June 1999, the FASB issued Interpretation No. 43, "Real Estate Sales," an interpretation of FASB Statement No. 66, "Accounting for Sales of Real Estate." Interpretation No. 43 clarifies that the phrase ALL REAL ESTATE SALES, from Paragraph 1 of Statement No. 66, includes sales of real estate with property improvements or integral equipment that cannot be removed and used separately from the real estate without incurring significant costs. This Interpretation applies to all sales of real estate with property improvements or integral equipment entered into after June 30, 1999. GST USA is currently evaluating Interpretation No. 43 to determine the impact it will have on its financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain information included in this Quarterly Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as information relating to expected capital expenditures and expected trends in operating losses and cash flows, as well as any statements preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although GST USA believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, risks associated with GST USA's operating losses, risks relating to GST USA's development and expansion and possible inability to manage growth, risks relating to GST USA's significant capital requirements, substantial indebtedness and possible inability to service its debt, risks relating to competition and regulatory developments, risks relating to implementing local and enhanced services, risks relating to its long distance business, as well as other risks referenced from time to time in GST USA's filings with the Securities and Exchange Commission, including Amendment No. 5 to Form S-4, as filed on August 4, 1999 and GST USA's Form 10-K/A for the fiscal year ended December 31, 1998. All subsequent written and oral forward-looking statements attributable to GST USA or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. GST USA does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

         GST USA is a wholly-owned subsidiary of GST Telecommunications, Inc. ("GST"). GST USA was formed to hold the capital stock of the consolidated operating subsidiaries of GST. GST USA, through its subsidiaries, provides a broad range of integrated telecommunications products and services, including enhanced data and Internet services and comprehensive voice services throughout the United States, with a robust presence in California and the West. GST USA continues to focus on its western regional strategy by anchoring its next generation networks in local markets and connecting them via long haul fiber networks. GST USA's products include local dial tone, long distance, Internet, data transmission and private line services.

The following table highlights key statistical information about GST USA, as of June 30, 1999:


------------------------------------------------------- -----------------------------------------------------
Access Lines, sold this quarter                         52,173
------------------------------------------------------- -----------------------------------------------------
Access Lines, installed this quarter                    30,696
------------------------------------------------------- -----------------------------------------------------
Cities Served                                           48
------------------------------------------------------- -----------------------------------------------------
Route Miles, total                                      6,823 (87% owned, 13% leased)
------------------------------------------------------- -----------------------------------------------------
Fiber Miles, total                                      307,382 (97% owned, 3% leased)
------------------------------------------------------- -----------------------------------------------------
Collocations                                            92
------------------------------------------------------- -----------------------------------------------------
Buildings On-Net                                        715
------------------------------------------------------- -----------------------------------------------------
Class 4/5 Switches Operational                          15
------------------------------------------------------- -----------------------------------------------------


------------------------------------------------------- -----------------------------------------------------
Frame Relay Switches Operational                        24
------------------------------------------------------- -----------------------------------------------------
ATM Switches Operational                                35
------------------------------------------------------- -----------------------------------------------------
Customers                                               107,425
------------------------------------------------------- -----------------------------------------------------
Interconnection Agreements                              13
------------------------------------------------------- -----------------------------------------------------
Employees                                               1,258
------------------------------------------------------- -----------------------------------------------------

RESULTS OF OPERATIONS

         REVENUES. Total revenue for the three month and six month periods ended June 30, 1999 increased $32.4 million, or 82.0%, and $58.0 million, or 83.4%, respectively, over the comparable three and six month periods ended June 30, 1998. Telecommunications services revenues for the three and six month periods ended June 30, 1999 increased $13.5 million, or 35.7%, and $33.0 million, or 49.3%, respectively, over the comparable three and six month periods ended June 30, 1998. The increase in telecommunications services revenues resulted from increased local, long distance, data, and Internet services revenue as GST USA launched new products and entered new markets. GST USA is bundling these products to provide better access and services to its customers. In addition, for the six-month period ended June 30, 1999, the increase was also attributable to 1998 strategic acquisitions, including the acquisition of ICON Communications, Corp. Reciprocal compensation, which GST USA recognizes based on interconnection agreements, totaled $1.5 million and $2.2 million for the three and six month periods ended June 30, 1999, respectively, as compared to $0 for both the three and six month periods ended June 30, 1998. Construction, facility sales and other revenue for the three and six month periods ended June 30, 1999 increased $18.8 million and $24.7 million, respectively, over the comparable three and six month periods ended June 30, 1998. The increase in construction, facility sales and other revenue was attributable to revenue from several agreements to sell or lease conduit and fiber capacity to other carriers. GST USA anticipates it will record approximately $75.0 million in revenue, related to three significant transactions, in the third and fourth quarters of 1999. Product revenue for the three and six month periods ended June 30, 1999 increased $.1 million, or 11.9%,and $.3 million, or 18.0%, respectively, over the three and six month periods ended June 30, 1998.

         OPERATING EXPENSES. Total operating expenses for the three and six month periods ended June 30, 1999 increased $24.0 million, or 36.7%, and $52.9 million, or 44.1%, respectively, over the comparable three and six month periods ended June 30, 1998. Network expenses, which include direct local and long distance circuit costs, were 64.0% and 64.5%, respectively, of telecommunications services revenues for the three and six month periods ended June 30, 1999 compared to 68.4% and 70.2% for the comparable periods in the previous year. The decrease in network expenses as a percentage of telecommunications services revenue resulted primarily from an increase in traffic carried on GST USA's network. Facilities administration and maintenance expenses for the three and six month periods ended June 30, 1999 were 8.3% and 9.4%, respectively, of telecommunications services revenues compared to 9.8% and 11.4% for the comparable periods ended June 30, 1998. The decrease in these expenses as a percentage of telecommunications services revenues primarily results from the inclusion of revenues from strategic acquisitions, substantially all of which are not generated on GST USA's networks.

         Cost of construction revenues for the three and six month periods ended June 30, 1999 were $7.0 million and $9.5 million, respectively, an increase of $6.8 million and $9.3 million over the comparable periods in the previous year. The increase was caused by the increase in construction, facility sales and other revenue. For the three and six month periods ended June 30, 1999, cost of construction revenues were 35.6% and 37.2%, respectively, of construction revenues, compared to 26.5% for both the three and six month periods ended June 30, 1998.

         Consistent with the comparable periods in 1998, cost of product revenues for the three and six month periods ended June 30, 1999 were $.7 million and $1.4 million, respectively. For the three and six month periods ended June 30, 1999 cost of product revenues were 56.6% and 60.3%, respectively, of product revenues, compared to 68.4% and 73.6% for the comparable three and six month periods ended June 30, 1998.

         Selling, general and administrative expenses for the three and six month periods ended June 30, 1999 increased $4.2 million, or 17.6%, and $10.5 million, or 23.9%, respectively, as compared to the three and six month periods ended June 30, 1998. The increase is due primarily to the expansion of GST USA's local and enhanced services operations, which resulted in additional marketing, management information and sales staff, and to selling, general and administrative expenses related to companies acquired in 1998. In addition, GST USA had increased litigation costs related to its legal proceedings. See "Legal Proceedings" in "Part II: Other Information." As a percentage of total revenue, selling, general and administrative expenses for the three and six months ended June 30, 1999 were 39.2% and 42.6%, respectively, compared to 60.6% and 63.1%, respectively, for the three and six months ended June 30, 1998.

         Depreciation and amortization for the three and six month periods ended June 30, 1999 increased $5.6 million, or 50.3%, and $13.9 million, or 70.3%, respectively, as compared to the three and six months periods ended June 30, 1998. The increase is attributable to newly-constructed networks and related equipment being placed into service and to the amortization of intangible assets related to companies acquired by GST USA in 1998. GST USA expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization expense was 23.1% and 26.3% of total revenue for the three and six months ended June 30, 1999 compared to 28.0% and 28.4% for the comparable three and six month periods ended June 30, 1998.

         OTHER EXPENSES/INCOME. For the three and six month periods ended June 30, 1999, GST USA recorded net other expense of $19.9 million and $38.1 million, respectively, compared to net other expense of $13.0 million and net other income of $37.8 million for the comparable three and six month periods ended June 30, 1998, respectively. For the six months ended June 30, 1998, net other income includes a $61.3 million gain resulting from GST USA's sale of its remaining 63% interest in NACT Telecommunications, Inc. (the "Nact Sale"). Excluding such gain, net other expense would have increased $14.6 million for the six month period ended June 30, 1999 as compared to the same period in the previous year. The increase in net other expense related primarily to increased interest expense resulting from the issuance in May, 1998 of $500.0 million principle amount at maturity of 10.5% senior secured discount notes.

         NET INCOME/LOSS. Net loss for the three month period ended June 30, 1999 decreased $1.5 million, or 3.8%, to $37.4 million from $38.9 million for the three months ended June 30, 1998. Net loss for the six month period ended June 30, 1999 increased $70.7 million, or 567.2%, to $83.2 million from $12.5 million for the six month period ended June 30, 1998. Excluding the $61.3 million gain on the NACT Sale, net loss would have increased $9.4 million for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Such increase primarily relates to increased interest expense.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     INTEREST RATE MARKET RISK - GST USA has fixed income investments consisting of cash equivalents, short-term investments in U.S. government debt instruments, certificates of deposit and commercial paper.

     Interest income earned on GST USA's investment portfolio is affected by changes in the general level of U.S. interest rates. GST USA believes that it is not exposed to significant changes in fair value because such investments are classified as available-for-sale and held-to-maturity and are recorded at amortized cost. The fair value of each investment approximates its amortized cost, and long-term securities have maturities of less than two years.

     The following table provides information about GST USA's risk exposure associated with changing interest rates. Currently, GST USA does not use derivative financial instruments to manage its interest rate risk.



                                                                     EXPECTED MATURITY
                                                                 (in thousands of dollars)
                           -------------------------------------------------------------------------------------------------------
                                                                                                                          Market
                                                                                                                         Value at
                                                                                                                         June 30,
                             1999        2000        2001      2002        2003       Thereafter          Total          1999 (1)
                           -------------------------------------------------------------------------------------------------------
Long-term Debt:
  Fixed rate               $    30                                                    $1,077,448  (2)  $1,077,478  (2)  $1,017,903
    Average interest rate    10.0%                                                       12.275%
  Variable rate            $ 6,189     $17,122     $19,733    $20,427     $21,295     $   17,087       $  101,853
    Average interest rate
     (LIBOR plus)            3.38%       3.26%       3.28%      3.33%       3.34%          3.15%

Capital Leases:
  Fixed rate               $ 3,161     $ 5,501     $ 2,272    $ 1,833     $ 1,863     $    8,960       $   23,590
    Average interest rate   12.36%      12.36%      12.36%     12.36%      12.36%         12.36%


(1)  Based on quoted market prices at June 30, 1999
(2)  Includes $217.6 million of unaccreted discount

MARKET PRICE RISK - GST USA's risk exposure associated with market price is limitied to its long-term debt that is publicly traded. Such debt is recorded at book value, which could vary from current market prices.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

GST AND GST TELECOM  V. GLOBAL LIGHT TELECOMMUNICATIONS, INC., ET AL.

         On October 20, 1998, GST Telecommunications, Inc. ("GST") and GST USA's subsidiary, GST Telecom, Inc. ("GST Telecom") (collectively, the "GST Companies") filed a complaint in the Superior Court of California, County of Santa Clara, No. CV777408, against GST Global Telecommunications, Inc., now known as Global Light Telecommunications, Inc. ("Global") and six former GST officers and directors. The complaint includes claims for fraud, negligent misrepresentation, unjust enrichment, and unfair competition primarily related to the alleged misappropriation of a Mexican business opportunity. The complaint seeks an accounting, a constructive trust, and restitution of the GST Companies' interest in the opportunity and also seeks unspecified exemplary and punitive damages and reimbursement of attorneys' fees.

         In particular, the complaint alleges that Global and the individual defendants misappropriated the GST Companies' joint venture interest in Bestel, the owner of a 2,270 kilometer fiber optic telecommunications network in Mexico. The lawsuit alleges that the individual defendants caused the GST Companies' 49% interest in Bestel to be transferred to Global, then a shell corporation in which the individuals, had secretly invested. No written agreement validated the transfer. The GST Companies therefore seek return of the asset and monetary compensation to remedy the loss arising from the wrongful transfer.

         On December 23, 1998, the defendants filed a motion to stay or dismiss the action on grounds of inconvenient forum. The Superior Court granted the defendants' motion to stay the proceedings on February 5, 1999, and the GST Companies filed a notice of appeal on February 9, 1999.

         On July 12, 1999, the GST Companies entered into a tentative settlement with Global Light Telecommunications, W. Gordon Blankstein, Ian Watson, and Peter E. Legault (the "Global Parties"). Pursuant to the terms of that settlement, the Global Parties will dismiss with prejudice all claims asserted against GST, its affiliates, officers and directors, and the GST Companies will dismiss with prejudice all claims against the Global Parties with the exception of the claims asserted in GST v. Gordon Blankstein, et al. relating to the allegedly wrongful release of escrowed shares. In consideration of the GST Companies' dismissals, the Global Parties will pay the GST Companies the sum of US$27 million on September 15, 1999. Additionally, if the average closing price of Global Light Telecommunications stock on the American Stock Exchange for the twenty trading days preceding September 15, 1999, equals or exceeds US$10 per share, the Global parties shall, on September 15, 1999, make an additional payment of US$3 million.

         The settlement agreement is subject to the preparation and execution of customary settlement agreements, regulatory approvals, and the funding and payment of the settlement amount by the Global Parties.

WARTA V. GST, GST USA AND GST TELECOM AND COUNTERCLAIMS

         On January 25, 1999, John Warta filed a complaint in the Superior Court of Washington, King County, No. 99-2-02287-4SEA, against GST, GST USA, and GST Telecom (collectively, the "GST Companies"). The complaint, which relates to the circumstances under which Mr. Warta ceased to serve as an officer and director of the GST Companies, includes claims for breach of employment agreement, breach of the covenant of good faith and fair dealing, violation of wage statutes, and indemnity.

         On February 23, 1999, the GST Companies answered by denying all liability and filed counterclaims against Mr. Warta, Global and five other former officers and directors for liability with respect to the matters leading to the termination of Mr. Warta's employment. In particular, the GST Companies seek recovery under Washington law for breaches committed with respect to the wrongful use of the GST Companies' funds for the purchase of telecommunications licenses by Mr. Warta through companies he owns and other matters.

         See "GST and GST Telecom v. Global Light Telecommunications,
Inc., et al." for a discussion of a tentative settlement as it relates to the counterclaims against Global and Messrs. Blankstein, Watson and Legault.

GST V. SANDER

         On February 9, 1999, GST filed a complaint in the Superior Court for the State of Washington, Clark County, No. 99-2-00573-6, against Clifford Sander, the former treasurer of GST. The complaint, which is based on Mr. Sander's alleged misconduct as an officer of GST, includes claims for fraud, breach of fiduciary duty, unjust enrichment, and unfair business practices, and seeks an accounting, imposition of a constructive trust, compensatory damages, costs of suit, attorneys' fees, and treble damages. In particular, the complaint seeks relief based on Mr. Sander's misuse of insider information in the purchase of stock, wrongful disbursements to third parties, and involvement in a fraudulent release of stock from escrow to three former directors and/or officers of GST. Mr. Sander has not yet responded to the complaint. On May 5, 1999, the court transferred this action to King County, Superior Court in Seattle.

GLOBAL AND MEXTEL V. GST AND GST TELECOM

         On January 27, 1999, Global and GST Mextel, Inc. ("Mextel") filed a complaint in the Supreme Court of British Columbia, No. C990449, against GST and GST Telecom (collectively, the "GST Companies"). The complaint, which arises from the same matters for which GST and GST Telecom brought suit against Global et al. in the Superior Court of California, includes claims for declaratory and injunctive relief to confirm the ownership of the Mexican business opportunity by Global, and unspecified general and special damages. In particular, Global seeks a declaration from the court that it is entitled to retain the equity interest in Bestel, or at least a judicial determination of the amount Global owes the GST Companies. The GST Companies have denied all liability and have asserted counterclaims for damages and for a constructive trust in the Bestel opportunity.

         See "GST and GST Telecom v. Global Light Telecommunications, Inc., et al." for a discussion of a tentative settlement.

IRWIN ET AL. V. GST ET AL.

         On January 28, 1999, Messrs. Stephen Irwin, Robert Hanson, Peter Legault, Clifford Sander, and John Warta, all former GST officers or directors, filed a complaint in the Supreme Court of British Columbia, No. C990488, against GST, GST Telecom, and four current GST directors (collectively, the "GST Parties"). The complaint, which arises from the same matters for which GST and GST Telecom brought suit against Global et al. in the Superior Court of California, includes claims for oppression and declaratory relief, and seeks unspecified actual and punitive damages, cost, and attorneys' fees. In particular, the plaintiffs have asked the court to declare that the plaintiffs may retain the Global stock they purchased while fiduciaries of GST and seek to have the Canadian court enjoin the GST Parties from pursuing its claims against them. The GST Parties will vigorously dispute the allegations in the complaint.

     See "GST and GST Telecom v. Global Light Telecommunications, Inc., et al." for a discussion of a tentative settlement as it relates to Mr. Legault and the GST Parties.

GST V. GORDON BLANKSTEIN, ET AL

     On June 4, 1999, GST commenced an action in the Supreme Court of British Columbia, No. C992879, against Gordon Blankstein, Robert Blankstein, Ian Watson and Clifford Sander seeking a constructive trust over the proceeds of 750,000 shares of GST stock wrongfully removed from an escrow account by Messrs. Blankstein, Blankstein and Watson, with the assistance of Mr. Sander. The defendants have not responded yet to the lawsuit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
          Exhibit 27       Financial Data Schedule

(b) Reports on Form 8-K
          None.

                               S I G N A T U R E S

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.




      Date: August 16, 1999         GST USA, INC.
                                         (Registrant)

                                       /s/ Daniel L. Trampush
                                    -------------------------------------
                                    Daniel L. Trampush,
                                    (Senior Vice President and Chief Financial
                                     Officer)