Form 10-Q
period 1999-09-30
GST USA INC
filed 1999-11-15
CIK 1010605

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to

                       Commission file number 333-33601-02

                                  GST USA, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


             Delaware                                        83-0310464
----------------------------------                  ----------------------------
   (State or Other Jurisdiction                     (IRS Employer Identification
 of Incorporation or Organization)                            Number)


     4001 Main Street, Vancouver, WA                          98663
----------------------------------------                    ----------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code: (360) 356-7100
                                                   ---------------

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
               THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             Yes  X       No
                                                         -----       -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 10, 1999, there were outstanding 20 shares of common stock, no par value per share, of the Registrant.

                                  GST USA, INC.


                                      INDEX

                                                                             Page(s)
                                                                             -------
                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

        Condensed Consolidated Balance Sheets - September 30,
        1999 and December 31, 1998                                             2

        Condensed Consolidated Statements of Operations - Three Months
        Ended September 30, 1999 and 1998 and Nine Months Ended
        September 30, 1999 and 1998
                                                                               3

        Condensed Consolidated Statements of Cash Flows
        - Nine Months Ended September 30, 1999 and 1998
                                                                               4

        Notes to Condensed Consolidated Financial
        Statements                                                             5-8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (REDUCED DISCLOSURE                9-13
        NARRATIVE)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK             14

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                      15-16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                       17

SIGNATURES                                                                     18

                                  GST USA, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


ASSETS                                                                    SEPTEMBER 30, 1999         DECEMBER 31, 1998    (1)
                                                                          --------------------       -------------------
Current assets:
  Cash and cash equivalents                                            $                44,861    $              85,884
  Restricted investments                                                                36,496                   34,107
  Accounts receivable, net                                                              72,161                   32,935
  Investments                                                                               46                       46
  Inventory, net                                                                         1,204                    1,485
  Prepaid and other current assets                                                      25,133                   11,316
                                                                          ---------------------      -------------------

         Total current assets                                                          179,901                  165,773
                                                                          ---------------------      -------------------

Restricted investments                                                                  56,105                  247,257

Property and equipment                                                                 904,963                  678,374
  less accumulated depreciation                                                       (96,943)                 (62,522)
                                                                          ---------------------      -------------------
                                                                                       808,020                  615,852

Other assets                                                                           136,663                  138,773
  less accumulated amortization                                                       (53,009)                 (38,877)
                                                                          ---------------------      -------------------
                                                                                        83,654                   99,896
                                                                          ---------------------      -------------------

         Total assets                                                  $             1,127,680    $           1,128,778
                                                                          =====================      ===================

LIABILITIES AND SHAREHOLDERS' DEFICIT
  Current liabilities:
  Accounts payable                                                     $                25,207    $              26,229
  Accrued expenses                                                                      60,606                   36,621
  Payable to parent                                                                    359,810                  354,679
  Deferred revenue                                                                      14,614                    6,030
  Current portion of capital lease obligations                                           5,887                    5,649
  Current portion of long-term debt                                                     15,461                   12,127
                                                                          ---------------------      -------------------

         Total current liabilities                                                     481,585                  441,335
                                                                          ---------------------      -------------------

Capital lease obligations, less current portion                                         16,052                   19,741
Long-term debt, less current portion                                                   961,642                  919,075

Shareholders' deficit:
  Common shares                                                                         78,462                   78,462
  Accumulated deficit                                                                (410,061)                (329,835)
                                                                          ---------------------      -------------------

                                                                                     (331,599)                (251,373)
                                                                          ---------------------      -------------------

         Total liabilities and shareholders' deficit                   $             1,127,680    $           1,128,778
                                                                          =====================      ===================

(1) The information in this column was derived from GST USA's audited financial statements as of December 31, 1998.

     See notes to condensed consolidated financial statements.

                                  GST USA, Inc.
                 Condensed Consolidated Statements of Operations
                                 (In thousands)

                                                                  THREE MONTHS                       NINE MONTHS
                                                               ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                          -----------------------------      -----------------------------
                                                              1999            1998              1999             1998
                                                          -------------    ------------      ------------     ------------
Revenues:
     Telecommunications services                       $        50,424  $       39,091    $      150,362   $      106,008
     Construction, facility sales and other                     45,555           3,250            70,982            4,006
     Product                                                     1,342           1,493             3,581            3,391
                                                          -------------    ------------      ------------     ------------

         Total revenues                                         97,321          43,834           224,925          113,405
                                                          -------------    ------------      ------------     ------------

Operating costs and expenses:
     Network expenses                                           32,295          27,933            96,770           74,886
     Facilities administration and maintenance                   5,348           4,201            14,748           11,857
     Cost of construction revenues                              16,722             300            26,190              500
     Cost of product revenues                                      689             810             2,039            2,207
     Selling, general and administrative                        29,340          23,981            83,747           67,887
     Depreciation and amortization                              18,669          12,414            52,279           32,144
                                                          -------------    ------------      ------------     ------------

         Total operating costs and expenses                    103,063          69,639           275,773          189,481
                                                          -------------    ------------      ------------     ------------

         Loss from operations                                  (5,742)        (25,805)          (50,848)         (76,076)
                                                          -------------    ------------      ------------     ------------

Other expenses (income):
    Interest income                                            (2,035)         (7,483)           (8,507)         (19,201)
    Interest expense, net of amounts capitalized                21,255          21,649            64,332           56,337
    Gain on sale of subsidiary shares                              ---             ---               ---         (61,266)
    Other                                                     (27,931)          16,294          (26,447)           16,788
                                                          -------------    ------------      ------------     ------------

                                                               (8,711)          30,460            29,378          (7,342)
                                                          -------------    ------------      ------------     ------------

         Income (loss) before income taxes                       2,969        (56,265)          (80,226)         (68,734)
                                                          -------------    ------------      ------------     ------------

Income tax expense                                                 ---             ---               ---              ---
                                                          -------------    ------------      ------------     ------------

         Net income (loss)                             $         2,969  $     (56,265)    $     (80,226)   $     (68,734)
                                                          =============    ============      ============     ============


See notes to condensed consolidated financial statements.

                                  GST USA, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                          NINE MONTHS
                                                                      ENDED SEPTEMBER 30,
                                                              ------------------------------------
                                                                  1999                 1998
                                                              --------------      ----------------
Operations:
     Net loss                                              $       (80,226)    $         (68,734)
     Adjustments to reconcile net loss to net cash used
       in operations:
         Depreciation and amortization                               56,457                36,087
         Accretion and accrual of interest                           34,671                25,360
         Non-cash stock compensation and other expense                1,662                 1,123
         Loss on disposal of assets                                   3,430                    38
         Gain on sale of subsidiary shares                              ---              (61,266)
         Reserve on long term assets                                    ---                15,668
         Changes in non-cash operating working capital:
              Accounts receivable, net                             (39,395)              (15,165)
              Inventory                                                 281                 (508)
              Prepaid, other current and other assets,
                net                                                (14,307)                 2,013
              Accounts payable and accrued liabilities               32,526                 6,526
              Deferred revenue                                        8,584                 6,326
                                                              --------------      ----------------
                  Cash provided by (used in) operations               3,683               (52,532)
                                                              --------------      ----------------

Investments:
     Acquisition of subsidiaries, net of cash acquired                  ---              (35,471)
     Proceeds from sale of investments                                  ---                   327
     Purchase of property and equipment                           (227,858)             (146,672)
     Proceeds from sale of assets                                     1,500                 3,562
     Purchase of other assets                                         (340)               (2,688)
     Change in investments restricted for the
        purchase of property and equipment                          173,148             (237,685)
     Proceeds from the sale of subsidiary shares, net                   ---                85,048
     Cash disposed of in sale of subsidiary                             ---               (5,252)
                                                              --------------      ----------------
                  Cash used in  investing activities               (53,550)             (338,831)
                                                              --------------      ----------------

Financing:
     Proceeds from long-term debt                                     1,782               300,562
     Principal payments on long-term debt and capital
       leases                                                      (12,022)              (21,421)
     Increase in payable to parent                                    3,469                12,764
     Deferred debt financing costs                                      ---              (12,614)
     Change in investments restricted to finance
       interest payments                                             15,615                16,682
                                                              --------------      ----------------
                  Cash provided by financing activities               8,844               295,973
                                                              --------------      ----------------

                  Decrease in cash and cash
                       equivalents                                 (41,023)              (95,390)

Cash and cash equivalents, beginning of period                       85,884               198,870
                                                              --------------      ----------------

Cash and cash equivalents, end of period                   $         44,861    $          103,480
                                                              ==============      ================

See notes to condensed consolidated financial statements.

                                  GST USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or for subsequent periods. These financial statements should be read in conjunction with GST USA's audited consolidated financial statements for the fiscal year ended December 31, 1998 as included in GST USA's annual report on Form 10-K/A.

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

3.       BASIC AND DILUTED NET LOSS PER SHARE


       GST USA does not have equity instruments that are considered common stock equivalents, and, as weighted average common shares total only 20 for both September 30, 1999 and December 31, 1998, respectively, all of which are owned by GST, income (loss) per share data is meaningless and is not presented in the accompanying condensed financial statements.

                                  GST USA, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4.        SUPPLEMENTAL CASH FLOW INFORMATION


                                                                      NINE MONTHS
                                                                  ENDED SEPTEMBER 30,
                                                             ------------------------------
                                                                 1999             1998
                                                             -------------    -------------
Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $        27,462  $        30,556
  Cash paid for income taxes                                          ---              ---

Supplemental schedule of non-cash investing and
  financing activities:
      Recorded in business combinations:
         Assets                                                       ---           45,719
         Liabilities                                                  ---           10,248
      Disposition of subsidiary:
         Assets                                                     2,579           35,480
         Liabilities                                                 (216)           4,218
         Minority interest                                            ---           12,732
      Amounts in accounts payable and accrued
         liabilities for the purchase of fixed
         assets at end of period                                   28,560           24,560
      Assets acquired through capital leases                        1,590            9,347


5.       ACCRUED SEVERANCE

         In the fourth quarter of 1998, GST USA accrued $1,113 in severance-related costs. The following table details activity related to the severance accrual.

                  Accrual at December 31, 1998                           $1,113

                  Payments                                                 (737)
                  Adjustments                                               (61)
                                                                         -------
                  Accrual at September 30, 1999
                                                                           $315
                                                                         =======

                                  GST USA, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6.       ADOPTION OF NEW ACCOUNTING STANDARD

         In June 1999, the FASB issued Interpretation No. 43, "Real Estate Sales," an interpretation of FASB Statement No. 66, "Accounting for Sales of Real Estate." Interpretation No. 43 clarifies that the phrase ALL REAL ESTATE SALES, from Paragraph 1 of Statement No. 66, includes sales of real estate with property improvements or integral equipment that cannot be removed and used separately from the real estate without incurring significant costs. This Interpretation applies to all sales of real estate with property improvements or integral equipment entered into after June 30, 1999. While GST USA is still evaluating the full effect of the new interpretation, it anticipates that FIN 43 will impact revenue recognition for all dark fiber and conduit lease and sale transactions entered into after June 30, 1999.

7.        RECENT DEVELOPMENTS

A. The following table details a measurement and reporting structure recently adopted by GST USA's chief operating decision makers for the three and nine month periods ended September 30, 1999 and 1998.

              Revenues and Adjusted EBITDA by Operational Category


                                                                   THREE MONTHS                      THREE MONTHS
                                                             ENDED SEPTEMBER 30, 1999          ENDED SEPTEMBER 30, 1998
                                                          ------------------------------     ------------------------------
                                                                             ADJUSTED                          ADJUSTED
                                                            REVENUES          EBITDA          REVENUES          EBITDA
                                                          -------------    -------------     ------------     ------------
Core ICP                                                  $     26,158     $      1,245      $    10,116      $   (5,493)

Acquisition and legacy                                          24,572          (3,053)           29,562          (2,633)

Product and facility sales                                      46,591           29,001            4,156            2,969

Corporate overhead costs                                           ---         (13,663)              ---          (7,904)
                                                          -------------    -------------     ------------     ------------

Total                                                     $     97,321     $     13,530      $    43,834      $  (13,061)
                                                          =============    =============     ============     ============


                                                                   NINE MONTHS                       NINE MONTHS
                                                            ENDED SEPTEMBER 30, 1999           ENDED SEPTEMBER 30, 1998
                                                          -----------------------------      -----------------------------
                                                                            ADJUSTED                           ADJUSTED
                                                            REVENUES         EBITDA           REVENUES          EBITDA
                                                          -------------    ------------      ------------     ------------
Core ICP                                                  $     66,649     $     (705)       $    25,462      $  (14,960)

Acquisition and legacy                                          84,844         (3,517)            80,896          (8,317)

Product and facility sales                                      73,432          45,087             7,047            4,301

Corporate overhead costs                                           ---        (36,647)               ---         (22,752)
                                                          -------------    ------------      ------------     ------------

Total                                                     $    224,925     $     4,218       $   113,405      $  (41,728)
                                                          =============    ============      ============     ============

         GST USA categorizes its operations as follows: 1) Core ICP operations (also known as "CLEC cities"); 2) Acquisition and Legacy; 3) Product and Facility Sales; and 4) Corporate Overhead Costs. Core ICP operations includes those markets where GST USA has both switching and network assets deployed. The acquisition and legacy category encompasses those business operations acquired by GST USA that do not prominently feature facilities-based service. Product and facility sales are attributable to several agreements to lease, construct or sell conduit and fiber to other carriers. Corporate overhead costs include costs related to engineering, information management, sales, marketing, management and other support functions.

         Adjusted EBITDA consists of loss before interest, income taxes, depreciation and amortization, minority interest, gains and losses on the disposition of assets and non-cash charges. Management believes that Adjusted EBITDA provides a meaningful measure of operating cash flow (without the effects of working capital changes) for the continuing operations of GST USA by excluding the effects of non-cash expenses and non-operating activities. However, Adjusted EBITDA should not be used as an alternative to operating loss and net loss as determined in accordance with GAAP.

B. Reference is made to "Recent Developments" in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" in GST USA's annual report on Form 10-K/A for the fiscal year ended December 31, 1998 in which GST USA disclosed potential technical violations of certain debt covenants. On September 16, 1999, GST USA received $30.0 million from Global Light Telecommunications, Inc. and others in connections with the settlement of various lawsuits. See "Legal Proceedings" in Part II: Other Information.
As a result, GST USA believes that there is currently no basis on which the noteholders could declare a default under the indentures relating to GST
USA's debt issuances.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report contains "forward-looking statements" within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond GST USA's control. All statements included in this Quarterly Report, other than statements of historical facts, are forward-looking statements, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding GST USA's strategy, future operations, financial position, projected costs, prospects, plans and objectives of management.

         Certain statements contained in this Quarterly Report, including without limitation, statements containing the words "will," "anticipate," "believe," "intend," "estimate," "expect," "project" and words of similar import, constitute forward-looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause GST USA's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:

-    the significant amount of GST USA's indebtedness;

-    GST USA's limited operating history and expectation of operating losses;

- the availability and terms of the significant additional capital required to fund GST USA's expansion;

-    the extensive competition GST USA expects to face in each of its markets;

-    GST USA's dependence on sophisticated information and processing systems;

-    GST USA's ability to manage growth;

- GST USA's ability to access markets and obtain any required governmental authorizations, franchises and permits, in a timely manner, at reasonable costs and on satisfactory terms and conditions;

-    technological change; and

-    changes in, or the failure to comply with, existing government regulations.

All forward-looking statements speak only as of the date of this Quarterly Report. GST USA does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although GST USA believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this Quarterly Report are reasonable, GST USA can give no assurance that such plans, intentions or expectations will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

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

The following table highlights key statistical information about GST USA, as of September 30, 1999:

---------------------------------------------------------------------------------------
Access Lines, sold this quarter                         38,712
---------------------------------------------------------------------------------------
Access Lines, installed this quarter                    30,887
---------------------------------------------------------------------------------------
Cities Served                                           49
---------------------------------------------------------------------------------------
Route Miles, total                                      6,808 (87% owned, 13% leased)
---------------------------------------------------------------------------------------
Fiber Miles, total                                      389,162 (98% owned, 2% leased)
---------------------------------------------------------------------------------------
Collocations                                            98
---------------------------------------------------------------------------------------
Class 4/5 Switches Operational                          15
---------------------------------------------------------------------------------------
Frame Relay Switches Operational                        23
---------------------------------------------------------------------------------------
ATM Switches Operational                                37
---------------------------------------------------------------------------------------
Customers                                               96,527
---------------------------------------------------------------------------------------
Interconnection Agreements                              12
---------------------------------------------------------------------------------------
Employees                                               1,297
---------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

         REVENUES. Total revenue for the three month and nine month periods ended September 30, 1999 increased $53.5 million, or 122.0%, and $111.5 million, or 98.3%, respectively, over the comparable three and nine month periods ended September 30, 1998. Telecommunications services revenues for the three and nine month periods ended September 30, 1999 increased $11.3 million, or 29.0%, and $44.4 million, or 41.8%, respectively, over the comparable three and nine month periods ended September 30, 1998. The increase in telecommunications services revenues resulted from increased local, long distance, data and Internet services revenue as GST USA launched new products and entered new markets. GST USA bundles these products to provide better access and services to its customers. In addition, for the nine month period ended September 30, 1999, the increase was also attributable to 1998 strategic acquisitions, including the acquisition of ICON Communications Corporation. Reciprocal compensation, which GST USA recognizes based on interconnection agreements, totaled $3.0 million and $5.2 million for the three and nine month periods September 30, 1999, respectively, as compared to $0 for both the three and nine month periods ended September 30, 1998. Construction, facility sales and other revenue for the three and nine month periods ended September 30, 1999 increased $42.3 million and $67.0 million, respectively, over the comparable three and nine month periods ended September 30, 1998. The increase in construction, facility sales and other revenue was attributable to revenue from several agreements to sell, construct or lease conduit and fiber to other carriers. GST USA anticipates it will record approximately $40.0 million in revenue, related to three separate transactions, in the fourth quarter of 1999 and the first quarter of 2000. Product revenue for the three and nine month periods ended September 30, 1999 decreased $.2 million, or 10.1%,and increased $.2 million, or 5.6%, respectively, over the three and nine month periods ended September 30, 1998.

         OPERATING EXPENSES. Total operating expenses for the three and nine month periods ended September 30, 1999 increased $33.4 million, or 48.0%, and $86.3 million, or 45.5%, respectively, over the comparable three and nine month periods ended September 30, 1998. Network expenses, which include direct local and long distance circuit costs, were 64.0% and 64.4%, respectively, of telecommunications services revenues for the three and nine month periods ended September 30, 1999 compared to 71.5% and 70.4% for the comparable periods in the previous year. The decrease in network expenses as a percentage of telecommunications services revenue resulted primarily from an increase in traffic carried on GST USA's network. Facilities administration and maintenance expenses for the three and nine month periods ended September 30, 1999 were 10.6% and 9.8%, respectively, of telecommunications services revenues compared to 10.7% and 11.2% for the comparable periods ended September 30, 1998. The decrease in these expenses as a percentage of telecommunications services revenues for the nine month period primarily resulted from the inclusion of revenues from strategic acquisitions, substantially all of which were not generated on GST USA's networks.

         Cost of construction revenues for the three and nine month periods ended September 30, 1999 were $16.7 million and $26.2 million, respectively, an increase of $16.4 million and $25.4 million over the comparable periods in the previous year. The increase was caused by the increase in construction, facility sales and other revenue. For the three and nine month periods ended September 30, 1999, cost of construction revenues were 36.7% and 36.9%, respectively, of construction revenues, compared to 9.2% and 19.9% for the three and nine month periods ended September 30, 1998.

         Cost of product revenues for the three and nine month periods ended September 30, 1999 were $.7 million and $2.0 million, respectively, as compared with $.8 million and $2.2 million for the three and nine month periods ended September 30, 1998. For the three and nine month periods ended September 30, 1999 cost of product revenues were 51.3% and 56.9 %, respectively, of product revenues, compared to 54.3% and 65.1% for the comparable three and nine month periods ended September 30, 1998.

         Selling, general and administrative expenses for the three and nine month periods ended September 30, 1999 increased $5.4 million, or 22.3%, and $15.9 million, or 23.4%, respectively, as compared to the three and nine month periods ended September 30, 1998. The increase is primarily due to: 1) the expansion of GST USA's local and enhanced services operations, which resulted in additional marketing, management information and sales staff; 2) selling, general and administrative expenses related to companies acquired in 1998; 3) increased bad debt expense related to reserves recorded for certain ISP and carrier customers; and 4) increased bonuses related to the GST USA's Variable Incentive Plan. In addition, GST USA had increased litigation costs related to its legal proceedings described in "Legal Proceedings" in "Part
II: Other Information." As a percentage of total revenue, selling, general and administrative expenses for the three and nine months ended September 30, 1999 were 30.1% and 37.2%, respectively, compared to 54.7% and 59.9%, respectively, for the three and nine months ended September 30, 1998. The decrease in selling, general and administrative expenses as a percentage of total revenue relates primarily to increased construction, facility sales and other revenue.

         Depreciation and amortization for the three and nine month periods ended September 30, 1999 increased $6.3 million, or 50.4%, and $20.1 million, or 62.6%, respectively, as compared to the three and nine month periods ended September 30, 1998. The increase is attributable to newly-constructed networks and related equipment being placed into service. The nine month period increase is also attributable to the amortization of intangible assets related to companies acquired in 1998. GST
USA expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization expense was 19.2% and 23.2% of total revenue for the three and nine months ended September 30, 1999 compared to 28.3% for both the comparable three and nine month periods ended September 30, 1998.

         OTHER EXPENSES/INCOME. For the three and nine month periods ended September 30, 1999, the Company recorded net other income of $8.7 million and net other expense of $29.4 million, respectively, compared to net other expense of $30.5 million and net other income of $7.3 million for the comparable three and nine month periods ended September 30, 1998, respectively. For the three and nine months ended September 30, 1999, net other income/expense includes a $28.0 million gain (net) resulting from a payment received from Global Light Telecommunications in connection with the settlement of various lawsuits (the "Global Settlement"). Excluding such gain, net other expense would have decreased $11.2 million for the three months ended September 30, 1999. Such decrease relates primarily to a $15.7 million loss reserve recorded in September 1998 for amounts paid to Magnacom Wireless, LLC ("Magnacom"). For the nine months ended September 30, 1998, net other income includes a $61.3 million gain resulting from the Company's sale of its remaining 63% interest in NACT Telecommunications, Inc. (the "NACT Sale"). Excluding the gain on the Global Settlement in 1999 and the gain on the NACT Sale in 1998 , net other income would have increased $3.4 million for the nine month period ended September 30, 1999 as compared to the same period in the previous year. The increase in net other expense related primarily to increased interest expense resulting from the issuance in May, 1998 of $500.0 million principal amount at maturity of 10.5% senior secured discount notes and the $15.7 million loss reserve recorded related to Magnacom.

         NET INCOME/LOSS. Net loss for the three month period ended September 30, 1999 decreased $59.2 million, or 105.3%, to net income of $3.0 million from net loss $56.3 million for the three months ended September 30, 1998. Net loss for the nine month period ended September 30, 1999 increased $11.5 million, or 16.7%, to $80.2 million from $68.7 million for the nine month period ended September 30, 1998. Excluding the $28.0 million gain (net) on the Global Settlement, net loss would have decreased $31.3 million for the three months ended September 30, 1999. Such decrease in net loss primarily related to increased construction and facility sales. Excluding the $28.0 million gain (net) on the Global Settlement in 1999 and $61.3 million gain on the NACT Sale in 1998, net loss would have decreased $21.8 million for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Such decrease primarily relates to increased construction and facility sales.

         The following table details a measurement and reporting structure recently adopted by GST USA's chief operating decision makers for the three and nine month periods ended September 30, 1999 and 1998.

              Revenues and Adjusted EBITDA by Operational Category



                                                                   THREE MONTHS                      THREE MONTHS
                                                             ENDED SEPTEMBER 30, 1999          ENDED SEPTEMBER 30, 1998
                                                          ------------------------------     ------------------------------
                                                                             ADJUSTED                          ADJUSTED
                                                            REVENUES          EBITDA          REVENUES          EBITDA
                                                          -------------    -------------     ------------     ------------
Core ICP                                               $        26,158  $         1,245   $       10,116   $      (5,493)

Acquisition and legacy                                          24,572          (3,053)           29,562          (2,633)

Product and facility sales                                      46,591           29,001            4,156            2,969

Corporate overhead costs                                           ---         (13,663)              ---          (7,904)
                                                          -------------    -------------     ------------     ------------

Total                                                  $        97,321  $        13,530   $       43,834   $     (13,061)
                                                          =============    =============     ============     ============



                                                                   NINE MONTHS                       NINE MONTHS
                                                            ENDED SEPTEMBER 30, 1999           ENDED SEPTEMBER 30, 1998
                                                          -----------------------------      -----------------------------
                                                                            ADJUSTED                           ADJUSTED
                                                            REVENUES         EBITDA           REVENUES          EBITDA
                                                          -------------    ------------      ------------     ------------
Core ICP                                                  $     66,649     $     (705)       $    25,462      $  (14,960)

Acquisition and legacy                                          84,844         (3,517)            80,896          (8,317)

Product and facility sales                                      73,432          45,087             7,047            4,301

Corporate overhead costs                                           ---        (36,647)               ---         (22,752)
                                                          -------------    ------------      ------------     ------------

Total                                                     $    224,925     $     4,218       $   113,405      $  (41,728)
                                                          =============    ============      ============     ============

         GST USA categorizes its operations as follows: 1) Core ICP operations (also known as CLEC cities); 2) Acquisition and Legacy; 3) Product and Facility Sales; and 4) Corporate Overhead Costs. Core ICP operations includes those markets where GST USA has both switching and network assets deployed. The acquisition and legacy category encompasses those business operations acquired by GST USA that do not prominently feature facilities-based service. Product and facility sales are attributable to several agreements to lease, construct or sell conduit and fiber to other carriers. Corporate overhead costs include costs related to engineering, information management, sales, marketing, management and other support functions.

         Adjusted EBITDA consists of loss before interest, income taxes, depreciation and amortization, minority interest, gains and losses on the disposition of assets and non-cash charges. Management believes that Adjusted EBITDA provides a meaningful measure of operating cash flow (without the effects of working capital changes) for the continuing operations of GST USA by excluding the effects of non-cash expenses and non-operating activities. However, Adjusted EBITDA should not be used as an alternative to operating loss and net loss as determined in accordance with GAAP.

         Core ICP revenue for the three and nine month periods ended September 30, 1999 increased $16.0 million, or 158.6%, and $41.2 million, or 161.7%, respectively, over the three and nine months ended September 30, 1998. Core ICP adjusted EBITDA for the three and nine month periods ended September 30, 1999 increased $6.7 million, or 122.7%, and $14.3 million, or 95.3% respectively, over the three and nine months ended September 30, 1998. The improvement in revenues and adjusted EBITDA resulted primarily from increased local and data services, and increased reciprocal compensation revenue, recorded at GST USA's CLEC cities operations.

         Acquisition and legacy revenue for the three months ended September 30, 1999 decreased $5.0 million, or 16.9%, compared to the three months ended September 30, 1998 and adjusted EBITDA for the three months ended September 30, 1999 decreased $.4 million, or 16.0%, compared to the three months ended September 30, 1998. This decline in revenues and adjusted EBITDA resulted from the sale of GST USA's Guam operations and the sale of a portion of GST USA's shared tenant services operations in August and April 1999, respectively, and a decrease in resold long distance revenue. Acquisition and legacy revenue for the nine months ended September 30, 1999 increased $3.9 million, or 4.9%, compared to the nine months ended September 30, 1998, and adjusted EBITDA for the nine months ended September 30, 1999 improved $4.8 million or 57.7%, compared to the nine months ended September 30, 1998. This increase in revenues and improvement in adjusted EBITDA resulted from acquisitions of KLP, Inc. (d/b/a Call America Phoenix) and the assets of Whole Earth Networks, LLC in March 1999 and the acquisition of Icon Communications, Corp. in April 1999.

         Product and facility sales revenue for the three and nine month periods ended September 30, 1999 increased $42.4 million and $66.4 million, respectively, over the three and nine month periods ended September 30, 1998. Product and facility sales adjusted EBITDA for the three and nine months ended September 30, 1999 increased $26.0 million and $40.8 million, respectively, over the three and nine months ended September 30, 1998. This increase in revenues and adjusted EBITDA resulted primarily from revenues related to agreements to sell, construct or lease fiber and conduit to other carriers.

         Adjusted EBITDA from corporate overhead costs for the three and nine month periods ended September 30, 1999 decreased $5.6 million, or 70.9%, and $13.9 million, or 61.8%, respectively, over the three and nine months ended September 30, 1998. Such decrease resulted from an increase in corporate overhead costs related to increased marketing and management information staff as well as increased litigation costs related to legal proceedings.

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

                                                                       EXPECTED MATURITY
                                                                    (In thousands of dollars)
                                                      -------------------------------------------------------
                                                       1999         2000       2001       2002        2003
                                                      -------------------------------------------------------
       Long-term Debt:
            Fixed rate                                 $  200
                 Average interest rate                   10.0%
            Variable rate                              $3,267     $ 17,142    $19,813    $20,510    $ 21,386
                 Average interest rate (LIBOR plus)      3.38%        3.26%      3.28%      3.34%       3.34%

       Capital Leases:
            Fixed rate                                 $1,306      $ 5,603    $ 2,361    $ 1,836     $ 1,866
                 Average interest rate                  12.36%       12.36%     12.36%     12.36%      12.36%


                                                                   EXPECTED MATURITY
                                                               (In thousands of dollars)
                                                     ---------------------------------------------------
                                                                                              Market
                                                                                             Value at
                                                                                           September 30,
                                                     Thereafter            Total             1999 (1)
                                                     ---------------------------------------------------
       Long-term Debt:
            Fixed rate                               $1,077,448 (2)     $1,077,648 (2)      $ 913,140
                 Average interest rate                   12.275%
            Variable rate                              $ 17,385           $ 99,503
                 Average interest rate (LIBOR plus)        3.16%

       Capital Leases:
            Fixed rate                                  $ 8,966           $ 21,938
                 Average interest rate                    12.36%


(1) Based on quoted market prices at September 30, 1999
(2) Includes $200.0 million of unaccreted discount


MARKET PRICE RISK - GST USA's risk exposure associated with market price is limited to its long-term debt that is publicly traded. These bonds are recorded at book value, which could vary from current market prices.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

GST AND GST TELECOM  V. GLOBAL LIGHT TELECOMMUNICATIONS, INC., ET AL.

         Reference is made to Part II, Item 1. "Legal Proceedings" of GST USA's Report on Form 10-Q for period ended June 30, 1999, and to the Form 8-K dated September 21, 1999, and to the descriptions therein of the action commenced on October 20, 1998 by GST Telecommunications, Inc. and GST USA's subsidiary, GST Telecom, Inc. (collectively, the "GST Companies") against GST Global Telecommunications, Inc., now known as Global Light Telecommunications, Inc. ("Global Light") and six former officers and directors of GST.

         On September 16, 1999, the GST Companies received $30 million from Global Light and others in connection with the settlement of various lawsuits, including this lawsuit, between the GST Companies, Global Light, GST Mextel, Inc., W. Gordon Blankstein, Ian Watson, and Peter E. Legault. Pursuant to the settlement, all claims among these parties have been dismissed with the exception of the claims discussed below as "GST v. Gordon Blankstein et al." The GST Companies' claims against the nonsettling parties are unaffected by this settlement.

WARTA V. GST, GST USA AND GST TELECOM AND COUNTERCLAIMS

         Reference is made to Part II, Item 1. "Legal Proceedings" of GST USA's Report on Form 10-Q for period ended June 30, 1999, and to the Form 8-K dated September 21, 1999, and to the descriptions therein of the action commenced on January 25, 1999 by John Warta, a former officer and director of GST, against GST, GST USA and GST Telecom (collectively, the "GST Companies") and the counterclaim filed on February 23, 1999 by the GST Companies against Mr. Warta, Global Light and five other former GST officers and directors. In August 1999, the GST Companies amended the counterclaim to drop all parties other than Mr. Warta and Clifford Sander as counterclaim defendants in this action. The amended counterclaim seeks damages with respect to the transfer of funds to certain PCS companies owned by Mr. Warta. Following an unsuccessful motion by Messrs. Warta and Sander to dismiss the counterclaims, the matter is now in discovery.

GST V. SANDER

         Reference is made to Part II, Item 1. "Legal Proceedings" of GST USA's Report on Form 10-Q for period ended June 30, 1999 and to the description therein of the action commenced on February 9, 1999 against Clifford Sander, the former treasurer of GST. This action has been consolidated with "Warta v. GST, GST USA and GST Telecom and Counterclaims", discussed above.

GLOBAL AND MEXTEL V. GST AND GST TELECOM

         Reference is made to Part II, Item 1. "Legal Proceedings" of GST USA's Report on Form 10-Q for period ended June 30, 1999, and to the Form 8-K dated September 21, 1999, and to the descriptions therein of the action commenced on January 27, 1999 by Global Light and GST Mextel, Inc. against GST and GST Telecom (collectively, the "GST Companies"). Pursuant to the settlement discussed above at "GST and GST Telecom v. Global Light Telecommunications, Inc.," all claims against the GST Companies have been dismissed. The remaining claims involve the GST Companies' counterclaims against Messrs. Warta, Irwin, Hanson, and Sander relating to the Bestel transaction.

IRWIN ET AL. V. GST ET AL.

         Reference is made to Part II, Item 1. "Legal Proceedings" of GST USA's Report on Form 10-Q for period ended June 30, 1999, and to the Form 8-K dated September 21, 1999, and to the descriptions therein of the action commenced on January 28, 1999 by Stephen Irwin, Robert Hanson, Peter Legault, Clifford Sander, and John Warta, all former officers or directors of GST, against GST, GST Telecom and four current directors of the Company, all members of the GST Litigation Committee (collectively, the "GST Parties").

         Pursuant to the settlement discussed above as "GST and GST Telecom
v. Global Light Telecommunications, Inc., et al," Mr. Legault has dismissed all claims asserted in this lawsuit on his behalf.

         On October 6, 1999, the Court dismissed all claims asserted by the plaintiffs against the members of the GST Litigation Committee. The Court allowed the plaintiffs to replead a claim against GST for failure to provide indemnity, and denied the application of the plaintiffs to enjoin GST from pursuing breach of fiduciary duty claims against the plaintiffs in other courts.

GST V. GORDON BLANKSTEIN, ET AL

         Reference is made to Part II, Item 1. "Legal Proceedings" of GST USA's Report on Form 10-Q for period ended June 30, 1999 and to the description therein of the action commenced on June 4, 1999 by GST against Gordon Blankstein, Robert Blankstein, Ian Watson and Clifford Sander. The defendants have denied liability.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                           Exhibit 27       Financial Data Schedule

                  (b)  Reports on Form 8-K

                  Reference is made to the report on Form 8-K filed as of September 21, 1999, on which GST USA reported the following:

                  On September 16, 1999, GST and GST USA announced, in a press release that it received $30 million from Global Light Telecommunications, Inc. and others in connection with the settlement of various lawsuits between the Registrants, Global Light, GST Mextel, Inc., W. Gordon Blankstein, Ian Watson, and Peter E. Legault.

                  On September 20, 1999, GST and GST USA announced, in a press release, that it estimated reduced losses per share due to the receipt of $30.0 million in connection with the Global Light settlement, and also announced estimates of total revenues and adjusted EBITDA for the quarter ending September 30, 1999.

                               S I G N A T U R E S


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.





      Date: NOVEMBER 15, 1999           GST USA, INC.
            -----------------                (Registrant)




                                        /s/ Daniel L. Trampush
                                        --------------------------------
                                        Daniel L. Trampush,
                                        (Senior Vice President and Chief
                                        Financial Officer)