Form 10-Q/A
period 1999-03-31
GST USA INC
filed 2000-03-30
CIK 1010605

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-Q/A



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

                       Commission file number 333-02260-01

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

                                  GST USA, INC.
                                   FORM 10-Q/A
                                      INDEX

THIS REPORT ON FORM 10-Q/A CONSTITUTES AMENDMENT NO. 1 TO THE REGISTRANTS REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999, AND AMENDS, IN ITS ENTIRETY, PART I, ITEMS 1 AND 2, AND PART II, ITEM 6 OF SUCH REPORT AS ORIGINALLY FILED MAY 17, 1999. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR A DISCUSSION OF THE BASIS FOR SUCH AMENDMENTS.

                                                                                                               PAGE(S)
                                                                                                              --------
                          PART I: FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS:

               Consolidated Condensed Balance Sheets - March 31,
               1999 and December 31, 1998                                                                            2

               Consolidated Condensed Statements of Operations
               - Three Months Ended March 31, 1999 and
               1998                                                                                                  3

               Consolidated Condensed Statements of Cash Flows
               - Three Months Ended March 31, 1999 and 1998                                                          4

               Notes to Consolidated Condensed Financial
               Statements                                                                                            5-6

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (REDUCED DISCLOSURE
               NARRATIVE)                                                                                            7-11


                           PART II: OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                                                     12

SIGNATURES                                                                                                          13

                                  GST USA, Inc.
                      Consolidated Condensed Balance Sheets
                                 (In thousands)
                                   (Unaudited)



ASSETS                                                                      MARCH 31, 1999           DECEMBER 31, 1998(1)
                                                                          --------------------       -------------------
                                                                            (As Restated)
Current assets:
  Cash and cash equivalents                                            $                48,348    $              85,884
  Restricted investments                                                                34,681                   34,107
  Accounts receivable, net                                                              39,037                   32,935
  Investments                                                                               46                       46
  Inventory, net                                                                         1,554                    1,166
  Prepaid and other current assets                                                      17,801                   11,635
                                                                          ---------------------      -------------------

         Total current assets                                                          141,467                  165,773
                                                                          ---------------------      -------------------

Restricted investments                                                                 185,571                  247,257

Property and equipment                                                                 755,677                  678,374
  less accumulated depreciation                                                       (74,266)                 (62,522)
                                                                          ---------------------      -------------------
                                                                                       681,411                  615,852

Other assets                                                                           138,671                  138,773
  less accumulated amortization                                                       (44,251)                 (38,877)
                                                                          ---------------------      -------------------
                                                                                        94,420                   99,896

         Total assets                                                  $             1,102,869    $           1,128,778
                                                                          =====================      ===================

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
  Accounts payable                                                     $                22,621    $              26,229
  Accrued expenses                                                                      41,470                   36,621
  Payable to parent                                                                    355,890                  354,679
  Deferred revenue                                                                       7,864                    6,030
  Current portion of capital lease obligations                                           5,271                    5,649
  Current portion of long-term debt                                                     11,935                   12,127
                                                                          ---------------------      -------------------

         Total current liabilities                                                     445,051                  441,335
                                                                          ---------------------      -------------------

Capital lease obligations, less current portion                                         18,934                   19,741
Long-term debt, less current portion                                                   935,165                  919,075

Shareholder's deficit:
  Common shares                                                                         78,462                   78,462
  Accumulated deficit                                                                (374,743)                (329,835)
                                                                          ---------------------      -------------------

                                                                                     (296,281)                (251,373)
                                                                          ---------------------      -------------------

         Total liabilities and shareholder's deficit                   $             1,102,869    $           1,128,778
                                                                          =====================      ===================



     See notes to consolidated condensed financial statements.

                                  GST USA, Inc.
                 Consolidated Condensed Statements of Operations
                                 (In thousands)
                                   (Unaudited)


                                                                      THREE MONTHS
                                                                     ENDED MARCH 31,
                                                          --------------------------------------
                                                                1999                 1998
                                                          ----------------      ----------------
                                                            (As Restated)
Revenues:
     Telecommunications services                       $            48,724   $           29,180
     Construction, facility sales and other                         10,769                  ---
     Product                                                         1,082                  864
                                                          -----------------     ----------------

         Total revenues                                             60,575               30,044
                                                          -----------------     ----------------

Operating costs and expenses:
     Network expenses                                               31,699               21,128
     Facilities administration and maintenance                       5,135                3,955
     Cost of construction revenues                                   5,838                  ---
     Cost of product revenues                                          695                  689
     Selling, general and administrative                            26,944               19,964
     Depreciation and amortization                                  16,971                8,661
                                                          -----------------     ----------------

         Total operating costs and expenses                         87,282               54,397
                                                          -----------------     ----------------

         Loss from operations                                     (26,707)             (24,353)
                                                          -----------------     ----------------

Other expenses (income):
    Interest income                                                (3,858)              (4,933)
    Interest expense, net of amounts capitalized                    21,866               15,432
    Gain on sale of subsidiary shares                                  ---             (61,266)
    Other                                                              193                   28
                                                          -----------------     ----------------

                                                                    18,201             (50,739)
                                                          -----------------     ----------------

         (Loss) income before income taxes                        (44,908)               26,386
                                                          -----------------     ----------------

Income tax expense                                                     ---                  ---
                                                          -----------------     ----------------

Net (loss) income                                      $          (44,908)   $           26,386
                                                          =================     ================

See notes to consolidated condensed financial statements.

                                  GST USA, Inc.
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)



                                                                         THREE MONTHS
                                                                        ENDED MARCH 31,
                                                              ------------------------------------
                                                                  1999                 1998
                                                              --------------      ----------------
                                                              (As Restated)
Operations:
     Net (loss) income                                        $     (44,908)      $        26,386
     Adjustments to reconcile net loss to net cash
       used in operations:
         Depreciation and amortization                               18,225                 9,684
         Accretion and accrual of interest                           11,789                 5,870
         Non-cash stock compensation and other expense                  156                   943
         Loss (gain) on disposal of assets                              359                  (239)
         Gain on sale of subsidiary shares                              ---               (61,266)
         Changes in non-cash operating working capital:
              Accounts receivable, net                              (6,102)                (2,788)
              Inventory                                               (388)                  (190)
              Prepaid, other current and other assets,
                net                                                 (6,166)                 1,841
              Accounts payable and accrued liabilities                4,823                12,871
              Deferred revenue                                        1,834                  (100)
                                                              --------------      ----------------
                  Cash used in operations                          (20,378)                (6,988)
                                                              --------------      ----------------

Investments:
     Acquisition of subsidiaries, net of cash acquired                  ---               (12,418)
     Purchase of property and equipment                            (76,779)               (39,385)
     Proceeds from sale of property and equipment                       ---                   750
     Purchase of other assets                                         (147)                   (89)
     Change in investments restricted for the
          purchase of property and equipment                         61,897                 8,011
     Proceeds from the sale of subsidiary shares, net                   ---                85,048
     Cash disposed of in sale of subsidiary                             ---                (5,252)
                                                              --------------      ----------------
                  Cash (used in) provided by
                    investing activities                           (15,029)                36,665
                                                              --------------      ----------------

Financing:
     Proceeds from long-term debt                                      316                   ---
     Principal payments on long-term debt and capital
       leases                                                       (2,715)                (2,470)
     Deferred debt financing costs                                      ---                (1,527)
     Change in investments restricted to finance
       interest payments                                              (785)                 1,242
     Increase in payable to parent                                   1,055                 13,321
                                                              --------------      ----------------
                  Cash (used in) provided by financing
                       activities                                   (2,129)                10,566
                                                              --------------      ----------------

                  (Decrease) increase in cash and cash
                       equivalents                                 (37,536)                40,243

Cash and cash equivalents, beginning of period                      85,884                198,796
                                                              --------------      ----------------

Cash and cash equivalents, end of period                      $     48,348        $       239,039
                                                              ==============      ================

See notes to consolidated condensed financial statements.

                                  GST USA, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (Unaudited)



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

2.       RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR PRIOR PERIODS

The Company has restated its results for the three months ended March 31, 1999 to reflect the following three changes:


1) For a certain construction contract involving both monetary and non-monetary events, the Company is restating construction revenue, cost of construction revenues and property and equipment to comply with Emerging Issues Task Force 86-29, "Nonmonetary Transactions". The Company had previously accounted for only the value of the net cash impact and believes that recording all portions of the contract on their relative fair values is a more appropriate treatment.

2) The Company is restating its cost of construction revenues related to conduit transactions in which it leases or sells certain conduits while retaining others for its own use. The Company believes that using a weighted average conduit cost for each conduit in the system, whether retained or sold/leased, is more appropriate than the incremental cost of the sold/leased conduits previously used.

3) The Company determined that certain software development costs were more appropriately expensed in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."


The effect of the restatement is as follows:


                                                               THREE MONTHS ENDED
                                                                 MARCH 31, 1999
                                                         ------------------------------
                                                         (As reported)    (As restated)
Construction, facility sales and other revenue           $    5,876        $   10,769
Cost of construction revenues                                 2,514             5,838
Selling, general and administrative expense                  26,246            26,944
Net loss                                                    (45,779)          (44,908)
Property and equipment                                      754,806           755,677
Accumulated deficit at March 31, 1999                      (375,614)         (374,743)



3.       TRANSFER OF SUBSIDIARY

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

4.       BASIC AND DILUTED NET LOSS PER SHARE


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

                                  GST USA, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


5.        SUPPLEMENTAL CASH FLOW INFORMATION

                                                                     THREE MONTHS
                                                                    ENDED MARCH 31,
                                                             ------------------------------
                                                                 1999             1998
                                                             ------------    -------------
                                                            (As Restated)
Supplemental disclosure of cash flow information:
     Cash paid for interest                               $         3,538  $         4,191
     Cash paid for income taxes                                       ---              ---

Supplemental schedule of non-cash investing and
     financing activities:
       Recorded in business combinations:
         Assets                                                       ---           17,378
         Liabilities                                                  ---            4,960
       Disposition of subsidiary:
         Assets                                                       ---           35,480
         Liabilities                                                  ---            4,218
         Minority interest                                            ---           12,732
       Amounts in accounts payable and accrued
         liabilities for the purchase of fixed assets
         at end of period                                          22,363           20,027
       Assets acquired through capital leases                         543            3,289

6.       ADOPTION OF NEW ACCOUNTING STANDARD


         GST USA adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) on January 1, 1999. SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred and that previously capitalized costs related to such activities be expensed as cumulative effect of a change in accounting principle upon adoption. Adoption of SOP 98-5 did not have a material effect on results of operations for the three month period ended March 31, 1999.

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

RESULTS OF OPERATIONS

         REVENUES. Total revenue for the three month period ended March 31, 1999 increased $30.6 million, or 101.6%, to $60.6 million from $30.0 million for the comparable three months ended March 31, 1998. Telecommunications services revenues for the three month period ended March 31, 1999 increased $19.5 million, or 67.0%, to $48.7 million from $29.2 million for the comparable three months ended March 31, 1998. The increase in telecommunications services revenues resulted primarily from strategic acquisitions, including the acquisition of ICON Communications Corp. in April 1998, and from increased local service revenue generated by GST USA's networks. To a lesser extent, the increase in telecommunications services revenues resulted from increased long distance, Internet, and data services. Construction, facility sales and other revenue was $10.8 million and $0 for the three month periods ended March 31, 1999 and 1998, respectively. The increase was attributable to revenue from the construction of network and fiber systems. Product revenue for the three month period ended March 31, 1999 increased $0.2 million, or 25.2%, to $1.1 million from $0.9 million for the three month period ended
March 31, 1998.

         OPERATING EXPENSES. Total operating expenses for the three month period ended March 31, 1999 increased $32.9 million, or 60.5%, to $87.3 million from $54.4 million for the three month period ended March 31, 1998. Network expenses, which include direct local and long distance circuit costs, increased $10.6 million, or 50.0%, to $31.7 million, or 65.1% of telecommunications services revenues for the three month period ended March 31, 1999 compared to $21.1 million, or 72.4% for the comparable three month period ended March 31, 1998. The decrease in network expenses as a percentage of telecommunications services revenue resulted from the inclusion of strategic acquisitions and an increase in revenues for traffic carried on GST USA's network. Facilities administration and maintenance expenses for the three month period ended March 31, 1999 increased $1.1 million, or 29.8%, to $5.1 million, or 10.5% of telecommunications services revenues compared to $4.0 million, or 13.6% for the comparable three month period ended March 31, 1998. The decrease in these expenses as a percentage of telecommunications services revenues resulted from the inclusion of revenues from strategic acquisitions, substantially all of which are not generated on GST USA's networks.

         Cost of construction revenue was $5.8 million and $0 for the three month periods ended March 31, 1999 and 1998, respectively. The increase was attributable to new construction of network and fiber systems.

         Cost of product revenues was $0.7 million in each of the three month periods ended March 31, 1999 and 1998. For the three month period ended March 31, 1999 cost of product revenues were 64.2% of product revenues, compared to 79.7% for the comparable three month period ended March 31, 1998.

         Selling, general and administrative expenses for the three month period ended March 31, 1999 increased $6.9 million, or 35.0%, to $26.9 million from $20.0 million for the three month period ended March 31, 1998. The increase is due to the expansion of GST USA's local and enhanced services operations, which resulted in additional marketing, management information and sales staff, and to selling, general and administrative expenses related to companies acquired in 1998. As a percentage of total revenue, selling, general and administrative expenses for the three months ended March 31, 1999 were 44.5%, compared to 66.4% for the three months ended March 31, 1998.

         Depreciation and amortization for the three month period ended March 31, 1999 increased $8.3 million, or 95.9%, to $17.0 million from $8.7 million for the three months ended March 31, 1998. The increase is attributable to newly-constructed networks and related equipment being placed into service and to the amortization of intangible assets related to companies acquired in 1998. GST USA expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization expense was 28.0% of total revenue for the three months ended March 31, 1999 compared to 28.8% for the comparable three month period ended March 31, 1998.

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

         NET INCOME/LOSS. Net income (loss) for the three months ended March 31, 1999 decreased $71.3 million, or 270.2%, to ($44.9) million from $26.4 million for the three months ended March 31, 1998. Excluding the $61.3 million gain on the NACT Sale, net loss would have been $34.9 million for the three months ended March 31, 1998. Excluding the gain on the NACT Sale, net loss would have increased $10.0 million for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Such increase in net loss resulted primarily from a $6.4 million increase in interest expense and a $32.9 million increase in operating expenses and was partially offset by a $30.6 million increase in revenues.

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





      Date: March 29, 2000                   GST USA, INC.
            --------------                   (Registrant)




                                            /s/ DANIEL L. TRAMPUSH
                                            --------------------------------
                                            Daniel L. Trampush,
                                            (Senior Vice President and Chief
                                            Financial Officer)