Form 10-Q/A
period 1999-06-30
GST USA INC
filed 2000-03-30
CIK 1010605

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

                                  GST USA, INC.
                                  FORM 10-Q/A
                                     INDEX

THIS REPORT ON FORM 10-Q/A CONSTITUTES AMENDMENT NO. 1 TO THE REGISTRANT'S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999, AND AMENDS, IN ITS ENTIRETY, PART I, ITEMS 1 AND 2, AND PART II, ITEM 6 OF SUCH REPORT AS ORIGINALLY FILED AUGUST 16, 1999. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR A DISCUSSION OF THE BASIS FOR SUCH AMENDMENTS.



                                                                        PAGE(S)
                                                                        -------
                          PART I: FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheets - June 30,
          1999 and December 31, 1998                                       2

          Condensed Consolidated Statements of Operations - Three and
          Six Months Ended June 30, 1999 and 1998                          3

          Condensed Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1999 and 1998                          4

          Notes to Condensed Consolidated Financial
          Statements                                                       5-6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (REDUCED DISCLOSURE
          NARRATIVE)                                                       7-9


                           PART II: OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 10

SIGNATURES                                                                 11

                                  GST USA, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)


ASSETS                                                                       JUNE 30, 1999           DECEMBER 31, 1998    (1)
                                                                          --------------------       -------------------
                                                                             (As Restated)

Current assets:
  Cash and cash equivalents                                            $                44,973    $              85,884
  Restricted investments                                                                35,272                   34,107
  Accounts receivable, net                                                              42,042                   32,935
  Investments                                                                               46                       46
  Inventory, net                                                                         1,454                    1,485
  Prepaid and other current assets                                                      21,038                   11,316
                                                                          ---------------------      -------------------

         Total current assets                                                          144,825                  165,773
                                                                          ---------------------      -------------------

Restricted investments                                                                 119,710                  247,257

Property and equipment                                                                 826,786                  678,374
  less accumulated depreciation                                                       (82,919)                 (62,522)
                                                                          ---------------------      -------------------
                                                                                       743,867                  615,852

Other assets                                                                           136,872                  138,773
  less accumulated amortization                                                       (47,592)                 (38,877)
                                                                          ---------------------      -------------------
                                                                                        89,280                   99,896
                                                                          ---------------------      -------------------
         Total assets                                                  $             1,097,682    $           1,128,778
                                                                          ---------------------      -------------------
                                                                          ---------------------      -------------------

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
  Accounts payable                                                     $                29,301    $              26,229
  Accrued expenses                                                                      39,623                   36,621
  Payable to parent                                                                    360,297                  354,679
  Deferred revenue                                                                      16,163                    6,030
  Current portion of capital lease obligations                                           6,539                    5,649
  Current portion of long-term debt                                                     13,533                   12,127
                                                                          ---------------------      -------------------

         Total current liabilities                                                     465,456                  441,335
                                                                          ---------------------      -------------------

Capital lease obligations, less current portion                                         17,051                   19,741
Long-term debt, less current portion                                                   948,172                  919,075

Shareholder's deficit:
  Common shares                                                                         78,462                   78,462
  Accumulated deficit                                                                (411,459)                (329,835)
                                                                          ---------------------      -------------------

                                                                                     (332,997)                (251,373)
                                                                          ---------------------      -------------------

         Total liabilities and shareholder's deficit                   $             1,097,682    $           1,128,778
                                                                          ---------------------      -------------------
                                                                          ---------------------      -------------------

(1) The information in this column was derived from GST USA's audited financial statements as of December 31, 1998.

     See notes to condensed consolidated financial statements.

                                  GST USA, Inc.
                 Condensed Consolidated Statements of Operations
                                (In thousands)
                                  (Unaudited)


                                                                  THREE MONTHS                        SIX MONTHS
                                                                 ENDED JUNE 30,                     ENDED JUNE 30,
                                                          -----------------------------      -----------------------------
                                                              1999            1998              1999             1998
                                                          -------------    ------------      ------------     ------------
                                                          (As Restated)                      (As Restated)
Revenues:
     Telecommunications services                       $        51,214  $       37,737    $       99,938   $       66,917
     Construction, facility sales and other                     34,518             756            45,287              756
     Product                                                     1,157           1,034             2,239            1,898
                                                          -------------    ------------      ------------     ------------

         Total revenues                                         86,889          39,527           147,464           69,571
                                                          -------------    ------------      ------------     ------------

Operating costs and expenses:
     Network expenses                                           32,776          25,825            64,475           46,953
     Facilities administration and maintenance                   4,265           3,701             9,400            7,656
     Cost of construction revenues                              20,027             200            25,865              200
     Cost of product revenues                                      655             707             1,350            1,396
     Selling, general and administrative                        29,355          23,943            56,299           43,907
     Depreciation and amortization                              16,639          11,069            33,610           19,730
                                                          -------------    ------------      ------------     ------------

         Total operating costs and expenses                    103,717          65,445           190,999          119,842
                                                          -------------    ------------      ------------     ------------

         Loss from operations                                 (16,828)        (25,918)          (43,535)         (50,271)
                                                          -------------    ------------      ------------     ------------

Other expenses (income):
    Interest income                                            (2,614)         (6,785)           (6,472)         (11,718)
    Interest expense, net of amounts capitalized                21,211          19,256            43,077           34,688
    Gain on sale of subsidiary shares                              ---             ---               ---         (61,266)
    Other                                                        1,291             492             1,484              494
                                                          -------------    ------------      ------------     ------------

                                                                19,888          12,963            38,089         (37,802)
                                                          -------------    ------------      ------------     ------------


         Loss before income taxes                             (36,716)        (38,881)          (81,624)         (12,469)
                                                          -------------    ------------      ------------     ------------

Income tax expense                                                 ---             ---               ---              ---
                                                          -------------    ------------      ------------     ------------

         Net loss                                      $      (36,716)  $     (38,881)    $     (81,624)   $     (12,469)
                                                          -------------    ------------      ------------     ------------
                                                          -------------    ------------      ------------     ------------

See notes to condensed consolidated financial statements.

                                  GST USA, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                                          SIX MONTHS
                                                                        ENDED JUNE 30,
                                                              ------------------------------------
                                                                  1999                 1998
                                                              --------------      ----------------
                                                               (As Restated)
Operations:
     Net loss                                              $       (81,624)    $         (12,469)
     Adjustments to reconcile net loss to net cash
         used in operations:
         Depreciation and amortization                               36,111                22,144
         Accretion and accrual of interest                           23,377                16,490
         Non-cash stock compensation and other expense                1,434                 1,123
         Loss on disposal of assets                                   1,755                    38
         Gain on sale of subsidiary shares                              ---              (61,266)
         Changes in non-cash operating working capital:
              Accounts receivable, net                              (9,276)               (6,575)
              Inventory                                                 31                  (137)
              Prepaid, other current and other assets,
                  net                                               (9,722)                 1,289
              Accounts payable and accrued liabilities               14,297               (6,250)
              Deferred revenue                                       10,133                     6
                                                              --------------      ----------------
                  Cash used in operations                          (13,484)              (45,607)
                                                              --------------      ----------------

Investments:
     Acquisition of subsidiaries, net of cash acquired                  ---              (35,471)
     Proceeds from sale of investments                                  ---                   328
     Purchase of property and equipment                           (151,803)              (80,458)
     Proceeds from sale of property and equipment                       ---                3,562
     Purchase of other assets                                         (177)               (2,053)
     Change in investments restricted for the
          purchase of property and equipment                        110,231             (254,335)
     Proceeds from the sale of subsidiary shares, net                   ---                85,048
     Cash disposed of in sale of subsidiary                             ---               (5,252)
                                                              --------------      ----------------
                  Cash used in investing activities                (41,749)             (288,631)
                                                              --------------      ----------------

Financing:
     Proceeds from long-term debt                                     1,040               299,874
     Principal payments on long-term debt and capital
         leases                                                     (7,053)               (4,526)
     Increase in payable to parent                                   4,184                 10,776
     Deferred debt financing costs                                      ---              (12,701)
     Change in investments restricted to finance
         interest payments                                           16,151                17,703
                                                              --------------      ----------------
                  Cash provided by financing activities              14,322               311,126
                                                              --------------      ----------------

                  Decrease in cash and cash
                       equivalents                                 (40,911)              (23,112)

Cash and cash equivalents, beginning of period                       85,884               198,870
                                                              --------------      ----------------

Cash and cash equivalents, end of period                   $         44,973    $          175,758
                                                              --------------      ----------------
                                                              --------------      ----------------

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

2.       RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR PRIOR PERIODS

         The Company has restated its result for the three and six month periods ended June 30, 1999 to reflect the following three changes:

1) For a certain construction contract involving both monetary and non-monetary events, the Company is restating construction revenue, cost of construction revenues and property and equipment to comply with Emerging Issues Task Force 86-29, "Nonmonetary Transactions." The Company had previously accounted for only the value of the net cash impact and believes that recording all portions of the contract on their relative fair values is a more appropriate treatment.
2) The Company is restating its cost of construction revenues related to conduit transactions in which it leases or sells certain conduits while retaining others for its own use. The Company believes that using a weighted average conduit cost for each conduit in the system, whether retained or sold/leased, is more appropriate than the incremental cost of the sold/leased conduits previously used.
3) The Company determined that certain software development costs were more appropriately expensed in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

The effect of the restatement is as follows:

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         ----------------------------   ----------------------------
                                                                 JUNE 30, 1999                   JUNE 30, 1999
                                                         ----------------------------   ----------------------------
                                                       (AS REPORTED)    (AS RESTATED)   (AS REPORTED)   (AS RESTATED)
Construction, facility sales and other revenue           $   19,551      $   34,518     $   25,427       $   45,287
Cost of construction revenues                                 6,954          20,027          9,468           25,865
Selling, general and administrative expense                  28,161          29,355         54,407           56,299
Net loss                                                    (37,416)        (36,716)       (83,195)         (81,624)
Property and equipment                                      825,215         826,786        825,215          826,786
Accumulated deficit at June 30, 1999                       (413,030)       (411,459)      (413,030)        (411,459)




3.       TRANSFER OF SUBSIDIARIES

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

4.       BASIC AND DILUTED NET LOSS PER SHARE

         GST USA does not have equity instruments that are considered common stock equivalents, and, as weighted average common shares total only 20 and 10 for June 30, 1999 and December 31, 1998, respectively, all of which are owned by GST, income (loss) per share data is meaningless and is not presented in the accompanying condensed financial statements.

                                  GST USA, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


5.       SUPPLEMENTAL CASH FLOW INFORMATION


                                                                      SIX MONTHS
                                                                    ENDED JUNE 30,
                                                             ------------------------------
                                                                 1999             1998
                                                             -------------    -------------
                                                             (As Restated)
Supplemental disclosure of cash flow information:
     Cash paid for interest                               $        24,079  $        27,336
     Cash paid for income taxes                                       ---              ---

Supplemental schedule of non-cash investing and
  financing activities:
      Recorded in business combinations:
         Assets                                                       ---           45,719
         Liabilities                                                  ---           10,248
      Disposition of subsidiary:
         Assets                                                   (1,373)           35,480
         Liabilities                                                  216            4,218
         Minority interest                                            ---           12,732
      Amounts in accounts payable and accrued
        liabilities for the purchase of fixed assets
        at end of period                                           27,220           23,770
      Assets acquired through capital leases                        1,194            6,043


6.       ACCRUED SEVERANCE

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

7.       ADOPTION OF NEW ACCOUNTING STANDARD

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

The following table highlights key statistical information about GST USA, as of June 30, 1999:


------------------------------------------------------- -----------------------------------------------------
Access Lines, sold this quarter                         52,173
------------------------------------------------------- -----------------------------------------------------
Access Lines, installed this quarter                    30,696
------------------------------------------------------- -----------------------------------------------------
Cities Served                                           48
------------------------------------------------------- -----------------------------------------------------
Route Miles, total                                      5,838 (86% owned, 14% leased)
------------------------------------------------------- -----------------------------------------------------
Fiber Miles, total                                      286,500 (97% owned, 3% leased)
------------------------------------------------------- -----------------------------------------------------
Collocations                                            92
------------------------------------------------------- -----------------------------------------------------
Buildings On-Net                                        715
------------------------------------------------------- -----------------------------------------------------
Class 4/5 Switches Operational                          15
------------------------------------------------------- -----------------------------------------------------


------------------------------------------------------- -----------------------------------------------------
Frame Relay Switches Operational                        24
------------------------------------------------------- -----------------------------------------------------
ATM Switches Operational                                35
------------------------------------------------------- -----------------------------------------------------
Customers                                               107,425
------------------------------------------------------- -----------------------------------------------------
Interconnection Agreements                              13
------------------------------------------------------- -----------------------------------------------------
Employees                                               1,258
------------------------------------------------------- -----------------------------------------------------

We recently discovered errors in previous disclosures of fiber miles and route miles. We are currently reviewing our network records and these numbers reflect our best estimate based on our review to date. These numbers reflect a downward restatement of approximately 985 route miles and 20,882 fiber miles.

RESULTS OF OPERATIONS

         REVENUES. Total revenue for the three month and six month periods ended June 30, 1999 increased $47.4 million, or 119.8%, and $77.9 million, or 112.0%, respectively, over the comparable three and six month periods ended June 30, 1998. Telecommunications services revenues for the three and six month periods ended June 30, 1999 increased $13.5 million, or 35.7%, and $33.0 million, or 49.3%, respectively, over the comparable three and six month periods ended June 30, 1998. The increase in telecommunications services revenues resulted from increased local, long distance, data, and Internet services revenue as GST USA launched new products and entered new markets. GST USA is bundling these products to provide better access and services to its customers. In addition, for the six-month period ended June 30, 1999, the increase was also attributable to 1998 strategic acquisitions, including the acquisition of ICON Communications, Corp. Reciprocal compensation, which GST USA recognizes based on interconnection agreements, totaled $1.5 million and $2.2 million for the three and six month periods ended June 30, 1999, respectively, as compared to $0 for both the three and six month periods ended June 30, 1998. Construction, facility sales and other revenue for the three and six month periods ended June 30, 1999 increased $33.8 million and $44.5 million, respectively, over the comparable three and six month periods ended June 30, 1998. The increase in construction, facility sales and other revenue was attributable to revenue from several agreements to sell or lease conduit and fiber capacity to other carriers. Product revenue for the three and six month periods ended June 30, 1999 increased $.1 million, or 11.9%,and $.3 million, or 18.0%, respectively, over the three and six month periods ended June 30, 1998.

         OPERATING EXPENSES. Total operating expenses for the three and six month periods ended June 30, 1999 increased $38.3 million, or 58.5%, and $71.2 million, or 59.4%, respectively, over the comparable three and six month periods ended June 30, 1998. Network expenses, which include direct local and long distance circuit costs, were 64.0% and 64.5%, respectively, of telecommunications services revenues for the three and six month periods ended June 30, 1999 compared to 68.4% and 70.2% for the comparable periods in the previous year. The decrease in network expenses as a percentage of telecommunications services revenue resulted primarily from an increase in traffic carried on GST USA's network. Facilities administration and maintenance expenses for the three and six month periods ended June 30, 1999 were 8.3% and 9.4%, respectively, of telecommunications services revenues compared to 9.8% and 11.4% for the comparable periods ended June 30, 1998. The decrease in these expenses as a percentage of telecommunications services revenues primarily results from the inclusion of revenues from strategic acquisitions, substantially all of which are not generated on GST USA's networks.

         Cost of construction revenues for the three and six month periods ended June 30, 1999 were $20.0 million and $25.9 million, respectively, an increase of $19.8 million and $25.7 million over the comparable periods in the previous year. The increase was caused by the increase in construction, facility sales and other revenue. For the three and six month periods ended June 30, 1999, cost of construction revenues were 58.0% and 57.1%, respectively, of construction revenues, compared to 26.5% for both the three and six month periods ended June 30, 1998.

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

         Selling, general and administrative expenses for the three and six month periods ended June 30, 1999 increased $5.4 million, or 22.6%, and $12.4 million, or 28.2%, respectively, as compared to the three and six month periods ended June 30, 1998. The increase is due primarily to the expansion of GST USA's local and enhanced services operations, which resulted in additional marketing, management information and sales staff, and to selling, general and administrative expenses related to companies acquired in 1998. In addition, GST USA had increased litigation costs related to its legal proceedings. See "Legal Proceedings" in "Part II: Other Information." As a percentage of total revenue, selling, general and administrative expenses for the three and six months ended June 30, 1999 were 33.8% and 38.2%, respectively, compared to 60.6% and 63.1%, respectively, for the three and six months ended June 30, 1998.

         Depreciation and amortization for the three and six month periods ended June 30, 1999 increased $5.6 million, or 50.3%, and $13.9 million, or 70.3%, respectively, as compared to the three and six months periods ended June 30, 1998. The increase is attributable to newly-constructed networks and related equipment being placed into service and to the amortization of intangible assets related to companies acquired by GST USA in 1998. GST USA expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization expense was 19.1% and 22.8% of total revenue for the three and six months ended June 30, 1999 compared to 28.0% and 28.4% for the comparable three and six month periods ended June 30, 1998.

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

         NET INCOME/LOSS. Net loss for the three month period ended June 30, 1999 decreased $2.2 million, or 5.6%, to $36.7 million from $38.9 million for the three months ended June 30, 1998. Net loss for the six month period ended June 30, 1999 increased $69.1 million, or 554.6%, to $81.6 million from $12.5 million for the six month period ended June 30, 1998. Excluding the $61.3 million gain on the NACT Sale, net loss would have increased $7.8 million for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Such increase primarily relates to increased interest expense.

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