Form 10-Q/A
period 1999-09-30
GST USA INC
filed 2000-03-30
CIK 1010605

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

                                 GST USA, INC.
                                  FORM 10-Q/A
                                     INDEX

THIS REPORT ON FORM 10-Q/A CONSTITUTES AMENDMENT NO. 1 TO THE REGISTRANT'S REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999, AND AMENDS, IN ITS ENTIRETY, PART I, ITEMS 1 AND 2, AND PART II, ITEM 6 OF SUCH REPORT AS ORIGINALLY FILED NOVEMBER 15, 1999. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR A DISCUSSION OF THE BASIS FOR SUCH AMENDMENTS.





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


                           PART II: OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                       17

SIGNATURES                                                                     18

                                  GST USA, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                  (Unaudited)



ASSETS                                                                    SEPTEMBER 30, 1999         DECEMBER 31, 1998    (1)
                                                                          --------------------       -------------------
                                                                             (As Restated)
Current assets:
  Cash and cash equivalents                                            $                44,861    $              85,884
  Restricted investments                                                                36,496                   34,107
  Accounts receivable, net                                                              72,161                   32,935
  Investments                                                                               46                       46
  Inventory, net                                                                         1,204                    1,485
  Prepaid and other current assets                                                      25,133                   11,316
                                                                          ---------------------      -------------------

         Total current assets                                                          179,901                  165,773
                                                                          ---------------------      -------------------

Restricted investments                                                                  56,105                  247,257

Property and equipment                                                                 892,428                  678,374
  less accumulated depreciation                                                        (96,943)                 (62,522)
                                                                          ---------------------      -------------------
                                                                                       795,485                  615,852

Other assets                                                                           136,663                  138,773
  less accumulated amortization                                                        (53,009)                 (38,877)
                                                                          ---------------------      -------------------
                                                                                        83,654                   99,896
                                                                          ---------------------      -------------------

         Total assets                                                  $             1,115,145    $           1,128,778
                                                                          =====================      ===================

LIABILITIES AND SHAREHOLDER'S DEFICIT
  Current liabilities:
  Accounts payable                                                     $                25,207    $              26,229
  Accrued expenses                                                                      60,606                   36,621
  Payable to parent                                                                    359,810                  354,679
  Deferred revenue                                                                      14,614                    6,030
  Current portion of capital lease obligations                                           5,887                    5,649
  Current portion of long-term debt                                                     15,461                   12,127
                                                                          ---------------------      -------------------

         Total current liabilities                                                     481,585                  441,335
                                                                          ---------------------      -------------------

Capital lease obligations, less current portion                                         16,052                   19,741
Long-term debt, less current portion                                                   961,642                  919,075

Shareholder's deficit:
  Common shares                                                                         78,462                   78,462
  Accumulated deficit                                                                 (422,596)                (329,835)
                                                                          ---------------------      -------------------

                                                                                      (344,134)                (251,373)
                                                                          ---------------------      -------------------

         Total liabilities and shareholder's deficit                   $             1,115,145    $           1,128,778
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

                                  GST USA, Inc.
                 Condensed Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)



                                                                  THREE MONTHS                       NINE MONTHS
                                                               ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                          -----------------------------      -----------------------------
                                                              1999            1998              1999              1998
                                                          -------------    ------------      ------------      ------------
                                                           (As Restated)                     (As Restated)
Revenues:
     Telecommunications services                       $        50,424  $       39,091    $      150,362   $      106,008
     Construction, facility sales and other                     53,692           3,250            98,979            4,006
     Product                                                     1,342           1,493             3,581            3,391
                                                          -------------    ------------      ------------     ------------

         Total revenues                                        105,458          43,834           252,922          113,405
                                                          -------------    ------------      ------------     ------------

Operating costs and expenses:
     Network expenses                                           32,295          27,933            96,770           74,886
     Facilities administration and maintenance                   5,348           4,201            14,748           11,857
     Cost of construction revenues                              37,203             300            63,068              500
     Cost of product revenues                                      689             810             2,039            2,207
     Selling, general and administrative                        31,102          23,981            87,401           67,887
     Depreciation and amortization                              18,669          12,414            52,279           32,144
                                                          -------------    ------------      ------------     ------------

         Total operating costs and expenses                    125,306          69,639           316,305          189,481
                                                          -------------    ------------      ------------     ------------

         Loss from operations                                  (19,848)        (25,805)          (63,383)         (76,076)
                                                          -------------    ------------      ------------     ------------

Other expenses (income):
    Interest income                                             (2,035)         (7,483)           (8,507)         (19,201)
    Interest expense, net of amounts capitalized                21,255          21,649            64,332           56,337
    Gain on sale of subsidiary shares                              ---             ---               ---          (61,266)
    Other                                                      (27,931)         16,294           (26,447)          16,788
                                                          -------------    ------------      ------------     ------------

                                                                (8,711)         30,460            29,378           (7,342)
                                                          -------------    ------------      ------------     ------------

         Loss before income taxes                              (11,137)        (56,265)          (92,761)         (68,734)
                                                          -------------    ------------      ------------     ------------

Income tax expense                                                 ---             ---               ---              ---
                                                          -------------    ------------      ------------     ------------

         Net Loss                                         $    (11,137)    $    (56,265)     $   (92,761)     $   (68,734)
                                                          =============    ============      ============     ============



See notes to condensed consolidated financial statements.

                                  GST USA, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                          NINE MONTHS
                                                                      ENDED SEPTEMBER 30,
                                                              ------------------------------------
                                                                  1999                 1998
                                                              --------------      ----------------
                                                               (As Restated)
Operations:
     Net loss                                              $        (92,761)    $         (68,734)
     Adjustments to reconcile net loss to net cash used
       in operations:
         Depreciation and amortization                               56,457                36,087
         Accretion and accrual of interest                           34,671                25,360
         Non-cash stock compensation and other expense                1,662                 1,123
         Loss on disposal of assets                                   3,430                    38
         Gain on sale of subsidiary shares                              ---              (61,266)
         Reserve on long term assets                                    ---                15,668
         Changes in non-cash operating working capital:
              Accounts receivable, net                              (39,395)              (15,165)
              Inventory                                                 281                  (508)
              Prepaid, other current and other assets,
                net                                                 (14,307)                2,013
              Accounts payable and accrued liabilities               32,526                 6,526
              Deferred revenue                                        8,584                 6,326
                                                              --------------      ----------------
                  Cash used in operations                            (8,852)              (52,532)
                                                              --------------      ----------------

Investments:
     Acquisition of subsidiaries, net of cash acquired                  ---               (35,471)
     Proceeds from sale of investments                                  ---                   327
     Purchase of property and equipment                            (215,323)             (146,672)
     Proceeds from sale of assets                                     1,500                 3,562
     Purchase of other assets                                          (340)               (2,688)
     Change in investments restricted for the
        purchase of property and equipment                          173,148              (237,685)
     Proceeds from the sale of subsidiary shares, net                   ---                85,048
     Cash disposed of in sale of subsidiary                             ---                (5,252)
                                                              --------------      ----------------
                  Cash used in investing activities                 (41,015)             (338,831)
                                                              --------------      ----------------

Financing:
     Proceeds from long-term debt                                     1,782               300,562
     Principal payments on long-term debt and capital
       leases                                                       (12,022)              (21,421)
     Increase in payable to parent                                    3,469                12,764
     Deferred debt financing costs                                      ---               (12,614)
     Change in investments restricted to finance
       interest payments                                             15,615                16,682
                                                              --------------      ----------------
                  Cash provided by financing activities               8,844               295,973
                                                              --------------      ----------------

                  Decrease in cash and cash
                       equivalents                                  (41,023)              (95,390)

Cash and cash equivalents, beginning of period                       85,884               198,870
                                                              --------------      ----------------

Cash and cash equivalents, end of period                   $         44,861    $          103,480
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


2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR PRIOR PERIODS

The Company has restated its results for the three and nine month periods ended September 30, 1999 to reflect the following three changes:

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

3) The Company determined that certain software and development costs were more apporpriately expensed in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

The effect of the restatment is as follows:


                                                           Three Months Ended                            Nine Months Ended
                                                           September 30, 1999                           September 30, 1999
                                                 ------------------------------------         ------------------------------------
                                                 (As Reported)          (As Restated)         (As Reported)          (As Restated)

Construction, facility sales and other revenue    $  45,555              $    53,692           $  70,982                $  98,979
Cost of construction revenues                        16,722                   37,203              26,190                   63,068
Selling, general and administrative expenses         29,340                   31,102              83,747                   87,401
Net income (loss)                                     2,969                  (11,137)            (80,226)                 (92,761)
Property and equipment                              904,963                  892,428             904,963                  892,428
Accumulated deficit as September 30, 1999          (410,061)                (422,596)           (410,061)                (422,596)



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

4.       BASIC AND DILUTED NET LOSS PER SHARE



       GST USA does not have equity instruments that are considered common stock equivalents, and, as weighted average common shares total only 20 and 10 for September 30, 1999 and December 31, 1998, respectively, all of which are owned by GST, income (loss) per share data is meaningless and is not presented in the accompanying condensed financial statements.

                                  GST USA, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


5.        SUPPLEMENTAL CASH FLOW INFORMATION



                                                                      NINE MONTHS
                                                                  ENDED SEPTEMBER 30,
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


8.        RECENT DEVELOPMENTS



A. The following table details a measurement and reporting structure recently adopted by GST USA's chief operating decision maker for the three and nine month periods ended September 30, 1999 and 1998.


              Revenues and Adjusted EBITDA by Operational Category



                                                                   THREE MONTHS                      THREE MONTHS
                                                             ENDED SEPTEMBER 30, 1999          ENDED SEPTEMBER 30, 1998
                                                          ------------------------------     ------------------------------
                                                                             ADJUSTED                          ADJUSTED
                                                            REVENUES          EBITDA          REVENUES          EBITDA
                                                          -------------    -------------     ------------     ------------
                                                         (As Restated)      (As Restated)
Core ICP                                                  $     26,158     $     1,245      $     10,116     $    (5,493)

Acquisition and legacy                                          24,572          (3,053)           29,562          (2,633)

Product and facility sales                                      54,728          16,657             4,156           2,969

Corporate overhead costs                                           ---         (15,425)              ---          (7,904)
                                                          -------------    -------------     ------------     ------------

Total                                                     $    105,458     $      (576)      $    43,834      $  (13,061)
                                                          =============    =============     ============     ============


                                                                   NINE MONTHS                       NINE MONTHS
                                                            ENDED SEPTEMBER 30, 1999           ENDED SEPTEMBER 30, 1998
                                                          -----------------------------      -----------------------------
                                                                            ADJUSTED                           ADJUSTED
                                                            REVENUES         EBITDA           REVENUES          EBITDA
                                                          -------------    ------------      ------------     ------------
                                                          (As Restated)    (As Restated)
Core ICP                                                  $     66,649     $     (705)       $    25,462      $  (14,960)

Acquisition and legacy                                          84,844         (3,517)            80,896          (8,317)

Product and facility sales                                     101,429         36,206              7,047           4,301

Corporate overhead costs                                           ---        (40,301)               ---         (22,752)
                                                          -------------    ------------      ------------     ------------

Total                                                     $    252,922     $   (8,317)       $   113,405      $  (41,728)
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

The following table highlights key statistical information about GST USA, as of September 30, 1999:


---------------------------------------------------------------------------------------
Access Lines, sold this quarter                         38,712
---------------------------------------------------------------------------------------
Access Lines, installed this quarter                    30,887
---------------------------------------------------------------------------------------
Cities Served                                           49
---------------------------------------------------------------------------------------
Route Miles, total                                      6,048 (86% owned, 14% leased)
---------------------------------------------------------------------------------------
Fiber Miles, total                                      362,600 (97% owned, 3% leased)
---------------------------------------------------------------------------------------
Collocations                                            98
---------------------------------------------------------------------------------------
Class 4/5 Switches Operational                          15
---------------------------------------------------------------------------------------
Frame Relay Switches Operational                        23
---------------------------------------------------------------------------------------
ATM Switches Operational                                37
---------------------------------------------------------------------------------------
Customers                                               96,527
---------------------------------------------------------------------------------------
Interconnection Agreements                              12
---------------------------------------------------------------------------------------
Employees                                               1,297
---------------------------------------------------------------------------------------



We recently discovered errors in previous disclosures of fiber miles and route miles. We are currently reviewing our network records and these numbers reflect our best estimate based on our review to date. These numbers reflect a downward restatement of approximately 760 route miles and 26,562 fiber miles.


RESULTS OF OPERATIONS


         REVENUES. Total revenue for the three month and nine month periods ended September 30, 1999 increased $61.6 million, or 140.6%, and $139.5 million, or 123.0%, respectively, over the comparable three and nine month periods ended September 30, 1998. Telecommunications services revenues for the three and nine month periods ended September 30, 1999 increased $11.3 million, or 29.0%, and $44.4 million, or 41.8%, respectively, over the comparable three and nine month periods ended September 30, 1998. The increase in telecommunications services revenues resulted from increased local, long distance, data and Internet services revenue as GST USA launched new products and entered new markets. GST USA bundles these products to provide better access and services to its customers. In addition, for the nine month period ended September 30, 1999, the increase was also attributable to 1998 strategic acquisitions, including the acquisition of ICON Communications Corporation. Reciprocal compensation, which GST USA recognizes based on interconnection agreements, totaled $3.0 million and $5.2 million for the three and nine month periods September 30, 1999, respectively, as compared to $0 for both the three and nine month periods ended September 30, 1998. Construction, facility sales and other revenue for the three and nine month periods ended September 30, 1999 increased $50.4 million and $95.0 million, respectively, over the comparable three and nine month periods ended September 30, 1998. The increase in construction, facility sales and other revenue was attributable to revenue from several agreements to sell, construct or lease conduit and fiber to other carriers.

Product revenue for the three and nine month periods ended September 30, 1999 decreased $.2 million, or 10.1%,and increased $.2 million, or 5.6%, respectively, over the three and nine month periods ended September 30, 1998.


         OPERATING EXPENSES. Total operating expenses for the three and nine month periods ended September 30, 1999 increased $55.7 million, or 80.0%, and $126.8 million, or 66.9%, respectively, over the comparable three and nine month periods ended September 30, 1998. Network expenses, which include direct local and long distance circuit costs, were 64.0% and 64.4%, respectively, of telecommunications services revenues for the three and nine month periods ended September 30, 1999 compared to 71.5% and 70.4% for the comparable periods in the previous year. The decrease in network expenses as a percentage of telecommunications services revenue resulted primarily from an increase in traffic carried on GST USA's network. Facilities administration and maintenance expenses for the three and nine month periods ended September 30, 1999 were 10.6% and 9.8%, respectively, of telecommunications services revenues compared to 10.7% and 11.2% for the comparable periods ended September 30, 1998. The decrease in these expenses as a percentage of telecommunications services revenues for the nine month period primarily resulted from the inclusion of revenues from strategic acquisitions, substantially all of which were not generated on GST USA's networks.

         Cost of construction revenues for the three and nine month periods ended September 30, 1999 were $37.2 million and $63.1 million, respectively, an increase of $36.9 million and $62.6 million over the comparable periods in the previous year. The increase was caused by the increase in construction, facility sales and other revenue. For the three and nine month periods ended September 30, 1999, cost of construction revenues were 69.3% and 63.7%, respectively, of construction revenues, compared to 9.2% and 19.9% for the three and nine month periods ended September 30, 1998.

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


         Selling, general and administrative expenses for the three and nine month periods ended September 30, 1999 increased $7.1 million, or 29.7%, and $19.5 million, or 28.7%, respectively, as compared to the three and nine month periods ended September 30, 1998. The increase is primarily due to: 1) the expansion of GST USA's local and enhanced services operations, which resulted in additional marketing, management information and sales staff; 2) selling, general and administrative expenses related to companies acquired in 1998; 3) increased bad debt expense related to reserves recorded for certain ISP and carrier customers; and 4) increased bonuses related to the GST USA's Variable Incentive Plan. In addition, GST USA had increased litigation costs related to its legal proceedings described in "Legal Proceedings" in "Part
II: Other Information." As a percentage of total revenues, selling, general and administrative expenses for the three and nine months ended September 30, 1999 were 29.5% and 34.6%, respectively, compared to 54.7% and 59.9%, respectively, for the three and nine months ended September 30, 1998. The decrease in selling, general and administrative expenses as a percentage of total revenue relates primarily to increased construction, facility sales and other revenue.


         Depreciation and amortization for the three and nine month periods ended September 30, 1999 increased $6.3 million, or 50.4%, and $20.1 million, or 62.6%, respectively, as compared to the three and nine month periods ended September 30, 1998. The increase is attributable to newly-constructed networks and related equipment being placed into service. The nine month period increase is also attributable to the amortization of intangible assets related to companies acquired in 1998. GST
USA expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization expense was 17.7% and 20.7% of total revenue for the three and nine months ended September 30, 1999 compared to 28.3% for both the comparable three and nine month periods ended September 30, 1998.

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


         NET INCOME/LOSS. Net loss for the three month period ended September 30, 1999 decreased $45.2 million, or 80.2%, to net loss of $11.1 million from net loss of $56.3 million for the three months ended September 30, 1998. Net loss for the nine month period ended September 30, 1999 increased $24.1 million, or 35.0%, to $92.8 million from $68.7 million for the nine month period ended September 30, 1998. Excluding the $28.0 million gain (net) on the Global Settlement, net loss would have decreased $17.2 million for the three months ended September 30, 1999. Such decrease in net loss primarily related to increased construction and facility sales. Excluding the $28.0 million gain (net) on the Global Settlement in 1999 and $61.3 million gain on the NACT Sale in 1998, net loss would have decreased $9.3 million for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Such decrease primarily relates to increased construction and facility sales.


         The following table details a measurement and reporting structure recently adopted by GST USA's chief operating decision maker for the three and nine month periods ended September 30, 1999 and 1998.

              Revenues and Adjusted EBITDA by Operational Category




                                                                   THREE MONTHS                      THREE MONTHS
                                                             ENDED SEPTEMBER 30, 1999          ENDED SEPTEMBER 30, 1998
                                                          ------------------------------     ------------------------------
                                                                             ADJUSTED                          ADJUSTED
                                                            REVENUES          EBITDA          REVENUES          EBITDA
                                                          -------------    -------------     ------------     ------------
                                                          (As Restated)     (As Restated)
Core ICP                                               $        26,158   $       1,245      $     10,116     $    (5,493)

Acquisition and legacy                                          24,572          (3,053)           29,562          (2,633)

Product and facility sales                                      54,728          16,657             4,156           2,969

Corporate overhead costs                                           ---         (15,425)              ---          (7,904)
                                                          -------------    -------------      ------------     ------------

Total                                                  $       105,458   $        (576)     $     43,834     $   (13,061)
                                                          =============    =============     ============     ============



                                                                   NINE MONTHS                       NINE MONTHS
                                                            ENDED SEPTEMBER 30, 1999           ENDED SEPTEMBER 30, 1998
                                                          -----------------------------      -----------------------------
                                                                             ADJUSTED                           ADJUSTED
                                                            REVENUES          EBITDA           REVENUES          EBITDA
                                                          -------------     ------------      ------------     ------------
                                                           (As Restated)    (As Restated)
Core ICP                                                  $     66,649     $     (705)       $    25,462      $  (14,960)

Acquisition and legacy                                          84,844         (3,517)            80,896          (8,317)

Product and facility sales                                     101,429         36,206              7,047           4,301

Corporate overhead costs                                           ---        (40,301)               ---         (22,752)
                                                          -------------    ------------      ------------     ------------

Total                                                     $    252,922     $   (8,317)       $   113,405      $  (41,728)
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

         Product and facility sales revenue for the three and nine month periods ended September 30, 1999 increased $50.6 million and $94.4 million, respectively, over the three and nine month periods ended September 30, 1998. Product and facility sales adjusted EBITDA for the three and nine months ended September 30, 1999 increased $13.7 million and $31.9 million, respectively, over the three and nine months ended September 30, 1998. This increase in revenues and adjusted EBITDA resulted primarily from revenues related to agreements to sell, construct or lease fiber and conduit to other carriers.

         Adjusted EBITDA from corporate overhead costs for the three and nine month periods ended September 30, 1999 decreased $7.5 million, or 95.2%, and $17.5 million, or 77.1%, respectively, over the three and nine months ended September 30, 1998. Such decrease resulted from an increase in corporate overhead costs related to increased marketing and management information staff as well as increased litigation costs related to legal proceedings.

                         PART II: OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Exhibits

                   Exhibit 27      Financial Data Schedule

            (b)  Reports on Form 8-K.

            Reference is made to the report on Form 8-K filed as of September 21, 1999, on which GST USA reported the following:

            On September 16, 1999, GST and GST USA announced, in a press release that it received $30 million from Global Light
       Telecommunications, Inc. and others in connection with the settlement of various lawsuits between the Registrants, Global Light, GST Nextel, Inc., W. Gordon Blankstein, Dan Watson, and Peter P. Legault.

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