Form 10-K405
period 1999-12-31
GST USA INC
filed 2000-03-30
CIK 1010605

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1999.

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_____________.

                       Commission file number 333-02260-01
                                              ------------

                                  GST USA, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                       83-0310464
   (State or other jurisdiction of               (IRS Employer Identification
    incorporation or organization)                          Number)

                  4001 Main Street, Vancouver, Washington 98663
             ------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             --- ---

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: At March 27, 2000, there were outstanding 20 shares of the Registrant's common stock, no par value per share.

                                TABLE OF CONTENTS

PART I       Item 1.    Business ...............................................................  3
             Item 2.    Properties .............................................................  3
             Item 3.    Legal Proceedings ......................................................  3
PART II      Item 5.    Market for the Registrant's Common Equity and Related
                        Stockholder Matters ....................................................  6
             Item 7.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ....................................  6
             Item 7A.   Quantitative and Qualitative Disclosure About Market Risk .............. 16
             Item 8.    Financial Statements and Supplementary Data ............................ 17
             Item 9.    Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure .................................... 17
PART III
PART IV      Item 14.   Exhibits, Financial Statement Schedules, and Reports on
                        Form 8-K ............................................................... 17
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS .....................................................F-1
SIGNATURES

ITEM 1.   BUSINESS.

OVERVIEW

     GST USA, Inc. (GST USA or the Company) is a wholly-owned subsidiary of GST Telecommunications, Inc. (GST) We are a facilities-based integrated communications provider, or ICP, offering voice, data and Internet services throughout the western United States. By providing service over our own network facilities, we are able to lower and control our costs while also developing flexible products to meet the needs of both small and large business customers. Our current products include data transport, high-speed Internet access, voice services, including a bundled offering of local and long distance services, and wholesale services, including dark fiber and conduit rights.

ITEM 2. PROPERTIES.

     Our corporate headquarters are located in Vancouver, Washington. We own a building that consists of approximately 60,000 square feet in Vancouver, Washington, and contains our executive offices and network control center. We also lease a building consisting of approximately 50,000 square feet, which is located at 4001 Main Street, Vancouver, Washington and contains the majority of our centralized operational functions. The remainder of our corporate functions are conducted from a leased building consisting of approximately 27,000 square feet in Vancouver, Washington. In addition to our corporate offices, our subsidiaries lease space in a number of locations, primarily for sales offices, storage warehouses and network equipment installations. Such locations include California, Arizona, Hawaii, New Mexico, Oregon, Washington, Texas and Idaho. The various leases expire in years ranging from 2000 to 2020. Additional space will be leased as required by expansion of our operations and networks.

ITEM 3.  LEGAL PROCEEDINGS.

GST AND GST TELECOM  V. GLOBAL LIGHT TELECOMMUNICATIONS, INC., ET AL.

     On October 20, 1998, we filed a complaint in the Superior Court of California, County of Santa Clara, No. CV777408, against GST Global Telecommunications, Inc., now known as Global Light Telecommunications, Inc., or Global, and six former GST officers and directors. The complaint includes claims for fraud, negligent misrepresentation, unjust enrichment, and unfair competition primarily related to the alleged misappropriation of a Mexican business opportunity, referred to as the Bestel transaction. The complaint seeks an accounting, a constructive trust and restitution of our interest in the opportunity and also seeks unspecified exemplary and punitive damages and reimbursement of attorneys' fees.

     The Superior Court granted the defendants' motion to stay the proceedings on February 5, 1999, and we filed a notice of appeal on February 9, 1999.

     On September 16, 1999, we received $30 million in cash from Global and others in connection with the settlement of various lawsuits, including this lawsuit, between GST, Global, GST Mextel, Inc., W. Gordon Blankstein, Ian Watson, and Peter E. Legault. Pursuant to the settlement, all claims among these parties have been dismissed with the exception of the claims discussed below as "GST v. Gordon Blankstein et al." Our claims against the nonsettling parties are unaffected by this settlement. With regard to the status of claims by and against Mr. Irwin, see "GST v. Irwin and Olshan" below.

GLOBAL AND MEXTEL V. GST AND GST TELECOM

     On January 27, 1999, Global and GST Mextel, Inc., or Mextel, filed a complaint in the Supreme Court of British Columbia, No. C990449, against us. The complaint, which arises from the same matters for which we brought suit against Global ET AL. in the Superior Court of California, as described above, includes claims for declaratory and injunctive relief to confirm the ownership of the Mexican business opportunity by Global, and unspecified general and special damages. We answered by denying liability and asserting counterclaims.

     Pursuant to the settlement discussed above at "GST and GST Telecom v. Global Light Telecommunications, Inc.," all claims against us have been dismissed. The remaining claims involve our counterclaims against Messrs. Warta, Irwin, Hanson, and Sander relating to the Bestel transaction, as well as claims by such individuals presented in companion case No. C990488 seeking affirmative relief against us and certain members of our Board of Directors on grounds of oppression and breach of duty with respect to our pursuit of a remedy on the Bestel transaction. On October 6, 1999, the court ordered all claims against those directors struck out, and further stayed the remaining claims of the individuals against us. Messrs. Warta, et al., have appealed the October 6, 1999 ruling of the Court. With regard to the status of claims by and against Mr. Irwin, see "GST v. Irwin and Olshan" below. No trial date has been set with regard to any of the matters pending in British Columbia.

WARTA V. GST, GST USA AND GST TELECOM AND COUNTERCLAIMS

     On January 25, 1999, John Warta filed a complaint in the Superior Court of Washington, King County, No. 99-2-02287-4SEA, against us. The complaint, which relates to the circumstances under which Mr. Warta ceased to serve as an officer and director of GST, includes claims for breach of an employment agreement, breach of the covenant of good faith and fair dealing, violation of wage statutes, and indemnity.

     We have denied all liability, and have counterclaimed against Mr. Warta and Clifford Sander, a former officer of GST, for damages we incurred with respect to the transfer of corporate funds to Magnacom LLC, a company owned by Mr. Warta, and to Mr. Warta for a PCS license position in Guam. The matter is currently in discovery. Although we believe we have strong defenses, litigation is inherently unpredictable and there is no guarantee we will prevail.

GST, GST USA AND GST TELECOM V. IRWIN AND OLSHAN

     On December 16, 1998, we filed a complaint in the United States District Court, Southern District of New York, No. 98 CIV. 8865, against Stephen Irwin and the law firm of Olshan Grundman Frome & Rosenzweig LLP ("Olshan"). The complaint, which relates to Mr. Irwin and Olshan's representation of GST in various matters, includes claims for professional negligence, breach of fiduciary duty, and breach of contract, and seeks compensatory damages and reimbursement of attorneys' fees.

     On March 10, 2000, the parties entered into a settlement pursuant to which, among other things, GST will dismiss or discontinue with prejudice all claims and counterclaims asserted against Mr. Irwin and the Olshan firm in this litigation and in the litigation entitled GST Telecommunications, et al v. GST Global Telecommunications, et al, now on appeal in the California Court of Appeals (6th District, Case No. H019681), Global Light Telecommunications, et al
v. GST Telecommunications, et al (Case No. C99049, Supreme Court of British Columbia), and Stephen Irwin et al v. GST Telecommunications, et al (Case No. 990488, Supreme Court of British Columbia). Mr. Irwin and the Olshan firm will dismiss or discontinue with prejudice all their claims and counterclaims against GST in the above-referenced actions. In addition, Mr. Irwin will release GST from certain indemnity claims in connection with the above-referenced litigation and other pending matters. The settlement is subject to the preparation and execution of customary settlement agreements and the funding and payment of the settlement amount by Olshan.

COREY FORD V. GST, ET AL.

     Corey Ford, a former employee of Magnacom Wireless, LLC, a company which was controlled by John Warta former Chairman and Chief Executive Officer, filed suit in Oregon state court in February, 1999, Case No. 9902-01746, against GST, Pacwest Network LLC, John Warta, and Stephen Irwin, for breach of contract and various other claims involving Mr. Ford's employment relationship with Magnacom. See Item 1, "Business--Magnacom" for further discussion relating to Magnacom. The case subsequently was moved to federal court, Case No. 00-160-HU in the U.S. District Court, District of Oregon. Among other things, Mr. Ford has claimed that we should be liable for Magnacom's obligations to him on the basis that we functioned as the corporate "alter ego" to Magnacom. We have denied liability to Mr. Ford, and the matter is in discovery. Trial has been scheduled for September 5, 2000. Although we believe we have strong defenses, litigation is inherently unpredictable and there is no guarantee we will prevail. Failure to resolve this case in a manner that is favorable to us could harm our business.

OTHER MATTERS

     We are a party to various other claims and legal actions arising in the ordinary course of business. While the results of these proceedings cannot be predicted with certainty, we do not anticipate that these matters will materially impact our business. We are also a party to various proceedings before the public utilities commissions of the states in which we provide or propose to provide telecommunications services. These proceedings typically relate to licensure and the regulation of the provision of telecommunications service.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

     There is no established public trading market for GST USA's common equity. All of the issued and outstanding shares of such common equity are owned by GST Telecommunications, Inc.

ITEM 6.  SELECTED FINANCIAL DATA.

         Not required.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Annual Report contains "forward-looking statements" within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements included in this Annual Report, other than statements of historical facts, are forward-looking statements, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives of management.

     Certain statements contained in this Annual Report, including without limitation, statements containing the words "will," "anticipate," "believe," "intend," "estimate," "expect," "project" and words of similar import, constitute forward-looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:

-    the significant amount of our indebtedness;

-    our limited operating history and expectation of operating losses;

- the availability and terms of the significant additional capital required to fund our expansion;

-    the extensive competition we expect to face in each of our markets;

-    our dependence on sophisticated information and processing systems;

-    our ability to manage growth;

- our ability to access markets and obtain any required governmental authorizations, franchises and permits, in a timely manner, at reasonable costs and on satisfactory terms and conditions;

-    technological change; and

-    changes in, or the failure to comply with, existing government regulations.

     All forward-looking statements speak only as of the date of this Annual Report. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this Annual Report are reasonable, we can give you no assurance that we will achieve such plans, intentions or expectations.

OVERVIEW

     We are a facilities-based integrated communications provider, or ICP, offering a broad range of telecommunications products and services, primarily to business customers located in California and other western states. We own and operate a converged network capable of carrying both voice and data traffic--offering our customers an alternative to incumbent local exchange carriers. Our current products include data transport, high-speed Internet access, voice services (including a bundled offering of local and long distance services), and wholesale services, including dark fiber and conduit rights.

     As an ICP, we have one reportable operating segment. While our chief decision-maker monitors the revenue streams of various services, operations are managed and financial performance is evaluated based upon the delivery of multiple services over common network and facilities. The various revenue streams generate many shared expenses. As a result, we believe that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary. For that reason, we do not currently make such allocations internally. Furthermore, substantially all of our revenue is attributable to customers in the United States and all significant operating assets are located within the United States.

     The chief decision-maker does, however, monitor revenue streams consolidated at a more detailed level than those depicted in our historical general purpose consolidated financial statements. The following table presents revenues by service type (in thousands):



                                                                      THREE-MONTH
                                   YEARS ENDED DECEMBER 31,           PERIOD ENDED        YEAR ENDED
                                ------------------------------        DECEMBER 31,        SEPTEMBER 30,
                                   1999              1998                1997                 1997
                                -----------        ------------        ------------        -----------
     Local service ...........   $ 93,620          $ 48,859             $  7,034             $ 16,993
     Long distance
       services ..............     65,590             65,701              12,609               44,981
     Data services ...........     19,843              8,770               1,100                2,000
     Internet services .......      9,601              8,404               1,013                3,006
     Long-haul services ......     11,603             14,673               3,395               12,057
     Product .................      4,089              4,708               8,706               23,374
     Other ...................      2,429              3,376                 913                3,556
     Construction and facility
       sales .................    115,147              8,826               1,488                   --
                                 --------           --------            --------             --------
         Total revenues ......   $321,922           $163,317            $ 36,258             $105,967
                                 ========           ========            ========             ========


RECENT DEVELOPMENTS

     On January 25, 2000, we announced that Joseph A. Basile, Jr. had resigned as President and Chief Executive Officer of GST. Mr. Basile continues to serve as a director. We appointed Thomas Malone, the Chief Operating Officer of GST, as Acting Chief Executive Officer.

     On March 23, 2000, we announced that Daniel L. Trampush resigned as Senior Vice President and Chief Financial Officer of GST. His successor has been appointed and is expected to assume his duties in early April. Mr. Trampush will remain in office until that time.

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

     For the purpose of making quarter-over-quarter comparisons, see GST USA's restated quarterly results for 1999 in amendments to Form 10-Q for the periods ending March 31, June 30 and September 30, 1999. These changes relate primarily to construction revenues and cost of construction revenues.

     REVENUES. Total revenue for Fiscal 1999 increased $158.6 million, or 97.1%, to $321.9 million from $163.3 million for Fiscal 1998.

     Telecommunications and other services revenues for Fiscal 1999 increased $52.9 million, or 35.3%, to $202.7 million from $149.8 million for Fiscal 1998. The increase in telecommunications and other services revenues resulted from increased local, data and Internet services. We bundle these products to provide better access and services to our customers. To a lesser extent, the increase was attributable to 1998 strategic acquisitions, including the acquisition of ICON Communications Corporation in April 1998. Reciprocal compensation, which we recognize based on interconnection agreements and other agreements with ILECs, totaled $11.2 million for 1999 compared to $.1 million for 1998.

     Construction, facility sales and other revenue for 1999 increased $106.3 million, to $115.1 million from $8.8 million for 1998. The increase in construction, facility sales and other revenue was attributable to revenue from several agreements to sell, construct or lease conduit and fiber to other carriers.

     Product revenue for Fiscal 1999 decreased $.6 million, or 13.1%, to $4.1 million from $4.7 million in Fiscal 1998. The decrease in product revenue was primarily due to the divestiture of the portion of Texas-based Action Telcom's product sales division relating to long distance interconnection equipment, in October 1999

     OPERATING EXPENSES. Total operating expenses for Fiscal 1999 increased $122.2 million, or 41.4%, to $417.2 million from $295.0 million for Fiscal 1998.

     Network expenses, which include direct local and long distance circuit costs, increased $25.4 million, or 24.4%, to $129.8 million, or 64.0% of telecommunications services revenues for Fiscal 1999 compared to $104.3 million, or 69.6% of telecommunications services revenues for Fiscal 1998. The decrease in network expenses as a percentage of revenue resulted from an increase in revenues for traffic carried on our network as a percentage of total telecommunications services revenues.

     Facilities administration and maintenance expenses for Fiscal 1999 increased $4.4 million, or 26.2%, to $21.1 million, or 10.4 % of telecommunications services revenues compared to $16.7 million, or 11.2% of telecommunications services revenues for Fiscal 1998. The primary reason for the decrease in these expenses as a percentage of telecommunications and other services revenues is the inclusion of revenues from acquisitions, substantially all of which are not generated on our networks.

     Cost of construction revenues for Fiscal 1999 was $74.9 million, an increase of $73.5 million over Fiscal 1998. The increase was caused by the increase in construction, facility sales and other revenue.

     Cost of product revenues for Fiscal 1999 decreased $.5 million, or 17.2%, to $2.5 million from $3.0 million for Fiscal 1998. For Fiscal 1999, cost of product revenues was 60.7% of product revenues compared to 63.7% for Fiscal 1998.

     Selling, general and administrative expenses for Fiscal 1999 increased $25.0 million, or 26.8%, to $118.0 million from $93.1 million for Fiscal 1998. The increase is primarily due to: (1) the expansion of our local and enhanced services operations, which resulted in additional marketing, management information and sales staff; (2) selling, general and administrative expenses related to companies acquired in 1998; (3) increased bad debt expense related to reserves recorded for certain ICP and carrier customers; and (4) increased bonuses related to our Variable Incentive Plan. In addition we had increased litigation costs related to the legal proceedings described in Part 1, Item 3, "Legal Proceedings." As a percentage of total revenue, selling, general and administrative expenses for Fiscal 1999 were 36.7%, compared to 57.0% for Fiscal 1998.

     Depreciation and amortization for Fiscal 1999 increased $25.0 million, or 54.5%, to $70.9 million from $45.9 million for Fiscal 1998. The increase is attributable to newly-constructed networks and related equipment being placed into service and to the amortization of intangible assets related to our acquisitions. We expect that depreciation will continue to increase as we expand our network and long-haul fiber-optic facilities. Depreciation and amortization expense was 22.0% of total revenue for Fiscal 1999 compared to 28.1% for Fiscal 1998.

     There were no special charges recorded for Fiscal 1999. Special charges for Fiscal 1998 consist of the following (in thousands):

     Write-off of amounts paid to Magnacom pursuant
         to a reseller agreement ....................       $14,600
     Write-off of operating advances paid to Magnacom         1,068
     Write-off of costs related to abandoned projects         9,918
     Impairment of assets ...........................         3,881
                                                            -------

                   Non-cash special charges .........        29,467

     Accrual of severance-related costs .............         1,113
                                                            -------

                   Total special charges ............       $30,580
                                                            =======

     In 1998, we changed our strategic direction to focus on our core, domestic business. In conjunction with the change, management identified certain in-process network construction projects no longer considered compatible due to geographic location or technology changes. The write-off totaled $9.9 million and represented the entire amount of the costs related to these in-process projects, including the costs of fiber-optic networks and electronic equipment. These assets had never been placed in service and, as such, were not an integral part of our ongoing operations. While the historical cost of these assets has been written-off of our consolidated balance sheets, we continue to hold these assets for disposal.

     In conjunction with the change in strategic direction, management halted further development of, and investment in, shared tenant services. The decision resulted in an impairment charge of $2.7 million for property, plant and equipment, and $1.2 million for customer lists associated with such services. At December 31, 1998, we held our shared tenant services assets to sell and sold 80% of such assets during 1999. We anticipate that we will sell the remaining operations and assets during 2000. The impairment loss was measured as the amount by which the carrying amount of these assets exceeded the estimated fair value of the assets, which was determined based on current market prices for similar assets. The loss reserve was recorded by increasing accumulated depreciation for the property, plant and equipment, and accumulated amortization for the customer lists. The amount of the write-off of customer lists represents the remaining unamortized balance of such lists, which were related to the 1996 acquisition of Tri-Star Residential Communications, Inc., or Tri-Star, a shared-tenant service provider. No goodwill had been recorded in conjunction with the acquisition of Tri-Star.

     In the fourth quarter of 1998, management consummated a plan to involuntarily terminate approximately 40 employees, including former members of management, and to pay termination benefits to such employees. The employees worked in a variety of functions and operations throughout GST. At December 31, 1998, we had accrued $1.1 million in severance-related costs. The majority of these costs relate to the termination plan and all but $.3 million were paid out in Fiscal 1999.

     In 1996, GST and Magnacom Wireless LLC, or Magnacom, a company which was controlled by the Company's former Chairman and Chief Executive Officer, entered into a reseller agreement pursuant to which (i) we were to become a reseller of PCS services in markets in which Magnacom had obtained FCC licenses, and (ii) Magnacom was to use us to provide switched local and long distance services in markets where we had operational networks. Pursuant to such agreement, we paid Magnacom $-0-, $.2 million, $-0- and $8.4 million during the years ended December 31, 1999 and 1998, the three-months ended December 31, 1997 and the year ended September 30, 1997, respectively. In addition, we made operating advances to Magnacom of $-0-, $.9 million, $.1 million and $.1 million during the years ended December 31, 1999 and 1998, the three-months ended December 31, 1997 and the year ended September 30, 1997, respectively.

     In October 1998, Magnacom filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result, we wrote-off all amounts previously paid to Magnacom in the third quarter of 1998. The total write-off of approximately $15.7 million is included in special charges in the accompanying consolidated statement of operations for the year ending December 31, 1998. We have not asserted a claim in the bankruptcy matter, which has been converted to a case under Chapter 7 of the United States Bankruptcy Code in July 1999.

     Of the special charges recorded for the year ended December 31, 1998, only the severance costs are recorded as an accrued liability on our balance sheet as of December 31, 1999.

     OTHER EXPENSES/INCOME. For Fiscal 1999, we recorded net other expense of $55.2 million, compared to net other income of $4.9 million for Fiscal 1998. For Fiscal 1999, net other expense includes a $28.0 million gain (net) resulting from a payment received from Global Light Telecommunications in connection with the settlement of various lawsuits (the "Global Settlement"). See Part I, Item 3, Legal Proceedings--GST and GST Telecom v. Global Light Telecommunications, Inc., et al.," For Fiscal 1998, net other expense includes a $61.3 million gain resulting from the sale of our remaining 63% interest in NACT Telecommunications, Inc. (the "NACT Sale"). Excluding such gains, net other expense would have increased $26.8 million for Fiscal 1999 as compared to Fiscal 1998. Such increase related primarily to increased interest expense resulting from the issuance in May 1998 of the 1998 Notes ("1998 Notes" means the 10 1/2% Senior Secured Discount Notes due 2008 of GST Network Funding issued pursuant to the indenture dated as of May 4, 1998 between GST, GST USA , GST Network Funding and United States Trust Company of New York) and decreased interest income due to lower cash and restricted cash balances.

     NET LOSS. Net loss for Fiscal 1999 increased $23.7 million, or 18.7%, to $150.5 million from $126.8 million for Fiscal 1998. Excluding the $28.0 million gain (net) on the Global Settlement in Fiscal 1999 and the $61.3 million gain on the NACT Sale in Fiscal 1998, net loss would have been $178.5 million and $188.0 million for Fiscal 1999 and 1998, respectively.

FISCAL 1998 COMPARED TO THE UNAUDITED YEAR ENDED DECEMBER 31, 1997

     REVENUES. Total revenues for Fiscal 1998 increased $44.3 million, or 37.2%, to $163.3 million from $119.0 million for the comparable twelve months ended December 31, 1997. Telecommunications services revenues for Fiscal 1998 increased $59.6 million, or 66.0%, to $149.8 million from $90.2 million for the twelve months ended December 31, 1997. The increase in telecommunications services revenues resulted primarily from strategic acquisitions, including the acquisitions of ICON Communications Corp., or ICON, in April 1998, and from increased local service revenue generated by our networks. To a lesser extent, the increase in telecommunications services revenues resulted from increased long distance, Internet and data services. Construction, facility sales and other revenues for Fiscal 1998 increased $7.3 million to $8.8 million from $1.5 million for the twelve months ended December 31, 1997. The increase primarily resulted from the construction and sale of long-haul network facilities in California. Telecommunications products revenues for Fiscal 1998 decreased $22.6 million, or 82.8%, to $4.7 million from $27.3 million for the twelve months ended December 31, 1997. The decrease in product revenues resulted from the sale of our 63% interest in NACT Telecommunications, Inc., or NACT.

     OPERATING EXPENSES. Total operating expenses for Fiscal 1998 increased $95.0 million, or 47.5%, to $295.0 million from $200.0 million for the 12 months ended December 31, 1997. Network expenses, which included direct local and long distance circuit costs, were 69.7% of telecommunications and other services revenues for Fiscal 1998 compared to 78.2% for the comparable period in the previous year. The decrease in network expenses as a percentage of revenue resulted from the inclusion of strategic acquisitions and an increase in revenues for traffic carried on our network as a percentage of total telecommunications revenues. Facilities administration and maintenance expenses for Fiscal 1998 were 10.5% of telecommunications and other services revenues compared to 13.8% for the comparable period ended December 31, 1997. The primary reason for the decrease in these expenses as a percentage of telecommunications and other services revenues was the inclusion of revenues from strategic acquisitions, substantially all of which were not generated on our networks.

     Cost of product revenues for Fiscal 1998 decreased $6.3 million, or 67.7%, to $3.0 million from $9.3 million for the twelve months ended December 31, 1997. For Fiscal 1998, cost of product revenues were 63.7% of products revenues compared to 34.0% for the comparable period ended December 31, 1997. The decrease in the dollar amount of cost of product revenues and the increase in cost of product revenues as a percent of product sales resulted from the sale of NACT. Research and development costs reported in the twelve months ended December 31, 1997 were related to activities at NACT.

     Cost of construction revenues for Fiscal 1998 increased $1.1 million to $1.4 million from $.3 million for the twelve months ended December 31, 1997. The increase resulted from an increase in construction, facility sales and other revenues.

     Selling, general and administrative expenses for Fiscal 1998 increased $16.8 million, or 22.1%, to $93.1 million from $76.2 million for the twelve months ended December 31, 1997. The increase was due to the expansion of our local and enhanced services operations, which had resulted in additional marketing, management information and sales staff, and to selling, general and administrative expenses related to strategic acquisitions. As a percentage of total revenue, selling, general and administrative expenses for Fiscal 1998 were 57.0%, compared to 64.0% for the comparable period ended December 31, 1997.

     Depreciation and amortization for Fiscal 1998 increased $17.6 million, or 62.3%, to $45.9 million from $28.3 million for the twelve months ended December 31, 1997. The increase was attributable to newly-constructed networks and related equipment being placed into service and to the amortization of intangible assets related to our acquisitions. Depreciation and amortization expense was 28.1% of total revenue for Fiscal 1998 compared to 23.8% for the comparable period ended December 31, 1997.

     See this section, "Fiscal 1999 compared to Fiscal 1998," above for a discussion of special charges incurred in 1998.

     OTHER EXPENSES AND INCOME. For Fiscal 1998, we recorded net other income of $4.9 million, compared to net other expense of $29.1 million for the comparable period ended December 31, 1997. For Fiscal 1998, net other income included a $61.3 million gain resulting from the NACT Sale. Excluding such gain, net other expense would have increased $27.3 million for Fiscal 1998 as compared to the same period in the previous year. The increase in net other expense related primarily to increased interest expense resulting from the issuance in May 1998 of the 1998 Notes.

     NET LOSS. Net loss for Fiscal 1998 increased $13.8 million, or 12.2%, to $126.8 million from $113.0 million for the twelve months ended December 31, 1997. Excluding the $61.3 million gain on the sale of NACT, net loss would have been $188.1 million for Fiscal 1998, an increase of $75.1 million as compared to the twelve months ended December 31, 1997. Such increase in net loss resulted primarily from a $32.4 million increase in interest expense and a $50.7 million increase in operating loss.

     THE THREE MONTHS ENDED DECEMBER 31, 1997 ("1997 THREE MONTH PERIOD) COMPARED TO THE UNAUDITED THREE MONTHS ENDED DECEMBER 31, 1996 ("1996 THREE MONTH PERIOD")

     REVENUES. Total revenue for the 1997 Three Month Period increased $13.1 million, or 56.2%, to $36.3 million from $23.2 million for the 1996 Three Month Period. Telecommunications services revenue for the 1997 Three Month Period increased $7.6 million, or 41.4%, to $26.1 million from $18.4 million for the 1996 Three Month Period. The increase in telecommunications services revenue resulted primarily from increased local service revenue generated by our networks and from increased long distance service revenue. To a lesser extent, the increase in revenue resulted from the acquisitions of Action Telcom, Inc. in May 1997 and the Guam operations of Sprint in October 1997. Product revenue for the 1997 Three Month Period increased $3.9 million, or 56.2%, to $8.7 million from $4.8 million for the 1996 Three Month Period. The increase in product revenues resulted from increased unit sales of NACT's STX switch and, to a lesser extent, the inclusion of Action Telcom's sales of its network management system, called NAMS. Excluding NACT, product revenue totaled $1.4 million and $0 for the 1997 Three Month Period and the 1996 Three Month Period, respectively. During the 1997 Three Month Period, we completed a $1.5 million long-haul conduit sale.

     OPERATING EXPENSES. Total operating expenses for the 1997 Three Month Period increased $17.0 million, or 42.0%, to $57.7 million from $40.7 million for the 1996 Three Month Period. Network expenses, which include direct local and long distance circuit costs, increased $4.3 million, or 29.0%, to $19.1 million, or 73.4% of telecommunications services revenue for the 1997 Three Month Period compared to $14.8 million, or 80.4% of telecommunications services revenue for the 1996 Three Month Period. The primary reason for the decrease in network expenses as a percent of revenue was the increase in on-net revenues generated for traffic carried on our network as a percent of total revenues. Facilities administration and maintenance expenses (consisting primarily of costs related to personnel providing maintenance, monitoring and technical assistance for our networks) for the 1997 Three Month Period decreased $.4 million, or 12.7%, to $3.5 million, or 12.7% of telecommunications services revenue, compared to $3.1 million, or 16.9 % of telecommunications services revenue, for the 1996 Three Month Period.

     Cost of product revenue, which included the costs associated with product revenue of NACT and Action Telcom, increased $1.3 million, or 70.4%, to $3.1 million for the 1997 Three Month Period from $1.8 million for the 1996 Three Month Period. Cost of product revenue was 35.6% of product revenue for the 1997 Three Month Period compared to 38.1% for the 1996 Three Month Period. The decrease in cost of product revenue as a percentage of product revenue resulted primarily from economies of scale related to increased unit sales of NACT's STX switch. Excluding NACT, cost of product revenue totaled $.8 million and $0 for the 1997 Three Month Period and the 1996 Three Month Period, respectively. Research and development costs for the 1997 Three Month Period increased $.4 million, or 90.5%, to $.8 million from $.4 million for the 1996 Three Month Period. The increase was due to the addition of personnel to enhance NACT's switch product line and to facilitate the development of new switching products and applications.

     Cost of construction revenue for the 1997 Three Month Period related to the sale of a long-haul conduit system.

     Selling, general and administrative expenses for the 1997 Three Month Period increased $6.2 million, or 39.4%, to $22.0 million from $15.8 million for the 1996 Three Month Period. The increase was due to the expansion of our CLEC and enhanced services operations, the acquisition of two companies between May and October 1997 and the hiring of a significant number of marketing, management information and sales personnel to implement our integrated services strategy. Selling, general and administrative expenses were 60.8% of total revenue for the 1997 Three Month Period compared to 68.0% of total revenue for the 1996 Three Month Period.

     Depreciation and amortization for the 1997 Three Month Period increased $4.2 million, or 89.2%, to $8.9 million from $4.7 million for the 1996 Three Month Period. The increase was attributable to newly-constructed networks becoming operational and to the amortization of intangible assets related to our acquisitions. Depreciation and amortization was 24.4% of total revenue for the 1997 Three Month

Period compared to 20.2% for the 1996 Three Month Period.

     OTHER EXPENSES/INCOME. For the 1997 Three Month Period, net other expenses increased $8.0 million, or 198.5%, to $12.0 million, or 33.2% of total revenue, from $4.0 million, or 17.4% of total revenue, for the 1996 Three Month Period. The primary reason for the increase was the inclusion of interest expense associated with the Secured Notes ("Secured Notes" means the 13 1/4% Senior Secured Discount Notes due 2007 of GST Equipment Funding issued pursuant to the indenture dated as of May 13, 1997 among GST, GST USA, GST Equipment Funding and United States Trust Company of New York). The increase in interest expense was partially offset by interest income earned on the investment of a portion of the proceeds of the sale of such notes. To a lesser extent, net other expenses increased due to NACT's income tax expense as well as minority interest in the income of NACT.

     NET LOSS. Net loss for the 1997 Three Month Period increased $13.4 million, or 62.6%, to $34.8 million from $21.4 million for the 1996 Three Month Period. The increase in net loss resulted primarily from a $4.0 million increase in operating loss and a $11.2 million increase in interest expense.

YEAR 2000 PROGRAM

     Having completed our planned remediation and testing of all systems identified as business-critical during the third quarter of 1999, we focused on refining our contingency plans during the fourth quarter. To date, we have had no reported system failures attributable to the year 2000 date conversion.

     The total amount expended on the project through December 31, 1999 was approximately $2.8 million. The total cost of the year 2000 project was estimated to be $3.3 million, including $.3 million in internal staffing costs, $1.8 million in external staffing costs and $1.2 million in hardware and software upgrade costs. We do not anticipate future material costs related to the year 2000 project.

Item 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE MARKET RISK - We have fixed income investments consisting of cash equivalents, short-term investments in U.S. government debt instruments, certificates of deposit and commercial paper.

Interest income earned our investment portfolio is affected by changes in the general level of U.S. interest rates. We believe that we are not exposed to significant changes in fair value because such investments are classified as available-for-sale and held-to-maturity and are recorded at amortized cost. The fair value of each investment approximates its amortized cost, and long-term securities have maturities of less than two years.

The following table provides information about our risk exposure associated with changing interest rates. Currently, we do not use derivative financial instruments to manage our interest rate risk.


                                                                      EXPECTED MATURITY
                                                                        (In thousands)
                                          -----------------------------------------------------------------------------------------
                                                                                                                        Market
                                                                                                                       Value at
                                                                                                                      December 31,
                                           2000      2001      2002       2003       2004    Thereafter     Total       1999 (1)
                                          -------   -------  --------   --------   --------  ----------    --------   ------------
Long-term Debt:
  Fixed rate                                                                                 $895,387 (2)  $895,387 (2) $862,671
    Average interest rate                                                                       12.275%
  Variable rate                           $17,466   $19,814  $ 20,511   $ 21,388   $ 11,582   $  5,801     $ 96,562
    Average interest rate (LIBOR plus)       3.27%     3.28%     3.33%      3.34%      3.21%      3.06%

Capital Leases:
  Fixed rate                              $ 6,697   $ 3,221  $  1,864   $  1,859   $  1,996   $  7,869     $ 23,506
    Average interest rate                   12.36%    12.36%    12.36%     12.36%     12.36%     12.36%



(1)  Based on quoted market prices at December 31, 1999

(2)  Includes $182.1 million of unaccreted discount

MARKET PRICE RISK - Our risk exposure associated with market price is limited to our long-term debt that is publicly traded. These bonds are recorded at book value, which could vary from current market prices.

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



         EXHIBITS:


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

#10(e)    Reimbursement and Commitment Fee Agreement dated May 4, 1998 among GST
          Telecommunications, Inc., GST USA, Inc. and GST Network Funding, Inc.

###27     Financial Data Schedule.
----------------------------------
*         Incorporated by reference to GST USA's Registration Statement on Form
          S-4 (No. 333-33601-02).

** Incorporated by reference to GST's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

*** Incorporated by reference to GST's Annual Report on Form 20-F for the fiscal year ended September 30, 1995.

#         Incorporated by reference to GST's Form 8-K filed May 19, 1998.

##        Incorporated by reference to Exhibit 99.2 to GST's Form 8-K dated
          January 6, 1998.

###       Filed herewith.


(b)      Reports on Form 8-K: None.

                                  GST USA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                    PAGE
                                                                                    ----

Independent Auditors' Report....................................................    F - 2

Consolidated Balance Sheets at December 31, 1999 and 1998.......................    F - 3

Consolidated Statements of Operations for the years ended December 31, 1999 and
     1998, the three-month period ended December 31, 1997 and the year ended
     September 30, 1997.........................................................    F - 4

Consolidated Statements of Shareholder's (Deficit) Equity for the years ended
     December 31, 1999 and 1998, the three-month period ended December 31, 1997
     and the year ended September 30, 1997......................................    F - 5

Consolidated Statements of Cash Flows for the years ended December 31, 1999 and
     1998, the three-month period ended December 31, 1997 and the year ended
     September 30, 1997.........................................................    F - 6

Notes to Consolidated Financial Statements......................................    F - 7


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
GST USA, Inc.:

     We have audited the accompanying consolidated balance sheets of GST USA, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholder's (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 1999, the three-month period ended December 31, 1997, and for the year ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GST USA, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and cash flows for each of the years in the two-year period December 31, 1999, the three-month period ended December 31, 1997, and for the year ended September 30, 1997 in conformity with accounting principles generally accepted in the United States of America.

                                             /s/ KPMG LLP


Portland, Oregon
March 17, 2000

                                  GST USA, INC.

                           Consolidated Balance Sheets

                      (In thousands, except share amounts)


                                                            DECEMBER 31,
                                                    --------------------------
                                                        1999           1998
                                                    -----------    -----------

                         ASSETS
Current assets:
  Cash and cash equivalents                         $    42,721    $    85,884
  Restricted investments                                 19,828         34,107
  Accounts receivable, net                               45,244         32,935
  Construction contracts receivable                      26,823          3,338
  Investments                                                46             46
  Prepaid and other current assets                        8,544          9,463
                                                    -----------    -----------
                                                        143,206        165,773

Restricted investments                                    9,848        247,257
Property and equipment, net                             832,047        615,852
Goodwill, net                                            41,314         50,879
Other assets, net                                        36,105         49,017
                                                    -----------    -----------
      Total assets                                  $ 1,062,520    $ 1,128,778
                                                    ===========    ===========
         LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
  Accounts payable                                  $    30,250    $    26,229
  Accrued expenses                                       48,457         36,621
  Payable to parent                                     360,118        354,679
  Deferred revenue                                       10,066          6,030
  Current portion of capital lease obligations            6,693          5,649
  Current portion of long-term debt                      17,466         12,127
                                                    -----------    -----------
                                                        473,050        441,335
                                                    -----------    -----------

Capital lease obligations, less current portion          16,813         19,741
Long-term debt, less current portion                    974,483        919,075

Commitments and contingencies

Shareholder's deficit:
  Common shares:
    200 shares authorized, no par value, 20
      and 10 shares issued and outstanding, as of
      December 31, 1999 and 1998, respectively           78,462         78,462
    Accumulated deficit                                (480,288)      (329,835)
                                                    -----------    -----------
                                                       (401,826)      (251,373)
                                                    -----------    -----------
      Total liabilities and shareholder's deficit   $ 1,062,520    $ 1,128,778
                                                    ===========    ===========



See accompanying notes to consolidated financial statements.

                            GST USA, INC.

                Consolidated Statements of Operations

                (In thousands, except share amounts)



                                                                                  THREE-MONTH
                                                      YEARS ENDED DECEMBER 31,    PERIOD ENDED  YEAR ENDED
                                                      ------------------------    DECEMBER 31, SEPTEMBER 30,
                                                        1999           1998         1997           1997
                                                      ---------     ---------     ---------     ---------

Revenues:
  Telecommunications and other services               $ 202,686     $ 149,783     $  26,064     $  82,596
  Construction, facility sales and other                115,147         8,826         1,488            --
  Product                                                 4,089         4,708         8,706        23,374
                                                      ---------     ---------     ---------     ---------
      Total revenues                                    321,922       163,317        36,258       105,970
                                                      ---------     ---------     ---------     ---------
Operating costs and expenses:
  Network expenses                                      129,761       104,320        19,126        66,247
  Facilities administration and maintenance              21,074        16,703         3,510        12,304
  Cost of construction revenues                          74,940         1,424           300            --
  Cost of product revenues                                2,484         2,999         3,103         7,990
  Selling, general and administrative                   118,009        93,059        22,026        69,992
  Research and development                                   --            --           781         2,316
  Depreciation and amortization                          70,945        45,928         8,855        24,123
  Special charges                                            --        30,580            --            --
                                                      ---------     ---------     ---------     ---------
      Total operating costs and expenses                417,213       295,013        57,701       182,972
                                                      ---------     ---------     ---------     ---------
      Loss from operations                              (95,291)     (131,696)      (21,443)      (77,002)
                                                      ---------     ---------     ---------     ---------
Other expenses (income):
  Interest income                                        (9,722)      (24,134)       (4,096)       (6,332)
  Interest expense, net of amounts capitalized           88,821        77,814        15,855        34,171
  Gain on sale of subsidiary shares                          --       (61,266)           --        (7,376)
  Other                                                 (23,937)        2,670           284           584
                                                      ---------     ---------     ---------     ---------
                                                         55,162        (4,916)       12,043        21,047
                                                      ---------     ---------     ---------     ---------
      Loss before minority interest in income
        of subsidiaries and income tax                 (150,453)     (126,780)      (33,486)      (98,049)
                                                      ---------     ---------     ---------     ---------
Income tax expense:
  Current                                                    --            --           758         1,802
  Deferred                                                   --            --            92          (899)
                                                      ---------     ---------     ---------     ---------
                                                             --            --           850           903
                                                      ---------     ---------     ---------     ---------
      Loss before minority interest in income
        of subsidiaries                                (150,453)     (126,780)      (34,336)      (98,952)

Minority interest in income of subsidiaries                  --            --          (472)         (612)
                                                      ---------     ---------     ---------     ---------
      Net loss                                        $(150,453)    $(126,780)    $ (34,808)    $ (99,564)
                                                      =========     =========     =========     =========



See accompanying notes to consolidated financial statements.

                                  GST USA, INC.

            Consolidated Statements of Shareholder's (Deficit) Equity

                      (In thousands, except share amounts)




                                                                         TOTAL
                                       COMMON SHARES                  SHAREHOLDER'S
                                     -----------------    ACCUMULATED   (DEFICIT)
                                     SHARES   AMOUNT        DEFICIT      EQUITY
                                     ------  ---------     --------     ---------
Balances, September 30, 1996           10    $  69,957      (68,683)    $   1,274
Capital transaction,
  sale of subsidiary shares            --        8,416           --         8,416
Net loss                               --           --      (99,564)      (99,564)
                                     ----    ---------     --------     ---------
Balances, September 30, 1997           10       78,373     (168,247)      (89,874)
Exercise of subsidiary stock
  options                              --           89           --            89
Net loss                               --           --      (34,808)      (34,808)
                                     ----    ---------     --------     ---------
Balances, December 31, 1997            10       78,462     (203,055)     (124,593)
Net loss                               --           --     (126,780)     (126,780)
                                     ----    ---------     --------     ---------
Balances, December 31, 1998            10       78,462     (329,835)     (251,373)
Capital transaction,
  issuance of shares for
    transfer of stock from Parent      10           --           --            --
Net loss                               --           --     (150,453)     (150,453)
                                     ----    ---------     --------     ---------
Balances, December 31, 1999            20    $  78,462     (480,288)    $(401,826)
                                     ====   ==========    ==========   ===========

See accompanying notes to consolidated financial statements.

                                  GST USA, INC.

                      Consolidated Statements of Cash Flows

                                 (In thousands)


                                                                                       THREE-MONTH
                                                             YEARS ENDED DECEMBER 31,  PERIOD ENDED   YEAR ENDED
                                                             -----------------------    DECEMBER 31, SEPTEMBER 30,
                                                               1999          1998          1997          1997
                                                             ---------     ---------     ---------     ---------

Operations:
  Net loss                                                   $(150,453)    $(126,780)    $ (34,808)    $ (99,564)
  Adjustments to reconcile net loss to net cash used
    in operations:
    Minority interest in income of subsidiary                       --            --           472           612
    Depreciation and amortization                               76,392        50,649         9,887        26,720
    Deferred income taxes                                           --            --            92          (899)
    Accretion and accrual of interest                           47,952        35,627         5,767        17,099
    Non-cash stock compensation and other expense                2,161          (433)          374         2,521
    Loss on disposal of assets                                   4,160           221            --           679
    Non-cash special charges                                        --        29,467            --            --
    Gain on sale of subsidiary shares                               --       (61,266)           --        (7,376)
    Changes in non-cash operating working capital:
      Accounts receivable, net                                 (13,573)      (11,983)       (3,547)       (9,783)
      Construction contracts receivable                        (23,485)       (3,338)           --            --
      Prepaid, other current and other assets, net                (627)          486        (2,621)       (6,959)
      Accounts payable and accrued liabilities                  25,743          (911)      (18,593)       25,162
      Other liabilities                                          4,036         5,557           708          (119)
                                                             ---------     ---------     ---------     ---------
        Cash used in operations                                (27,694)      (82,704)      (42,269)      (51,907)
                                                             ---------     ---------     ---------     ---------
Investments:
  Acquisition of subsidiaries, net of cash acquired                 --       (35,471)       (2,105)         (673)
  Purchase of investments                                           --            --        (4,307)       (3,247)
  Proceeds from sale of investments                                 --           327            10         5,177
  Purchase of property and equipment                          (259,965)     (217,088)      (46,355)     (223,867)
  Proceeds from sale of property and equipment                   6,514         3,567           141         5,774
  Purchase of other assets                                      (1,692)       (3,278)       (1,861)      (11,072)
  Change in investments restricted for the
    purchase of property and equipment                         218,878      (170,288)           --       (59,776)
  Proceeds from the sale of subsidiary shares, net                  --        85,048        12,217        27,105
  Cash disposed of in sale of subsidiary                            --        (5,252)           --            --
                                                             ---------     ---------     ---------     ---------
        Cash used in investing activities                      (36,265)     (342,435)      (42,260)     (260,579)
                                                             ---------     ---------     ---------     ---------
Financing:
  Proceeds from long-term debt                                   1,782       300,955         7,729       353,258
  Principal payments on long-term debt and capital leases      (17,074)      (22,476)      (10,101)       (6,723)
  Proceeds of debt payable to parent                             3,278        12,921       215,473        87,691
  Deferred debt financing costs                                     --       (12,621)          (87)      (12,004)
  Change in investments restricted to finance interest
    payments                                                    32,810        33,374        15,083       (95,974)
                                                             ---------     ---------     ---------     ---------
        Cash provided by financing activities                   20,796       312,153       228,097       326,248
                                                             ---------     ---------     ---------     ---------
        Increase (decrease) in cash and cash
          equivalents                                          (43,163)     (112,986)      143,568        13,762

Cash and cash equivalents, beginning of period                  85,884       198,870        55,302        41,540
                                                             ---------     ---------     ---------     ---------
Cash and cash equivalents, end of period                     $  42,721     $  85,884     $ 198,870     $  55,302
                                                             =========     =========     =========     =========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $  48,583     $  50,213     $  21,684     $   4,982
  Cash paid for income taxes                                        --            --         1,038           638

Supplemental schedule of non-cash investing and
  financing activities:
  Recorded in business combinations:
    Assets                                                          --        45,719         2,605        14,148
    Liabilities                                                     --        10,248           500         4,369
  Disposition of subsidiaries:
    Assets                                                       8,096        35,480            --            --
    Liabilities                                                   (213)        4,218            --            --
    Minority interest                                               --        12,732            --            --
  Amounts in accounts payable and accrued liabilities
    for the purchase of fixed assets at end of period           28,880        25,945        19,029        19,718
  Assets acquired through capital leases                         5,068        10,079           480        21,765


                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  DESCRIPTION OF THE COMPANY

          GST USA, Inc. and its subsidiaries (the Company or GST USA), a wholly-owned subsidiary of GST Telecommunications, Inc. (GST), a Canadian company, is in the business of providing integrated telecommunications products and services primarily in the western United States. The Company provides a range of telecommunications services, including local, long distance, Internet and data services, constructs telecommunications network segments for other providers and produces telecommunications software. Upon formation of the Company in August of 1994, GST transferred all of its operating subsidiaries and equity investments to the Company.

          Effective January 1, 1998, GST transferred to the Company the businesses of Call America Business Communications, Corp.
          (Call America) and TotalNet Communications, Inc. (TotalNet) and, effective January 1, 1999, GST transferred to the Company the business of Action Telcom, Inc. (Action Telcom). The consolidated financial statements included herein have been restated to reflect the operations of Call America, TotalNet and Action Telcom from the dates such subsidiaries were acquired by GST. The consolidated financial statements have been restated in order to conform with GST's presentation as the entities are under common control.

     (b)  CHANGE IN FISCAL YEAR-END

          In 1997, the Company changed its fiscal year-end from September 30 to December 31. Included in the accompanying audited consolidated financial statements are the results of operations for the three-month transition period ended December 31, 1997. Unaudited results of operations for the comparable three-month period ended December 31, 1996 are summarized below:


               Revenues .....................    $ 23,217
               Loss from operations .........     (17,432)
               Other expenses, net ..........      (4,034)
               Net loss .....................     (21,413)


     (c)  BASIS OF CONSOLIDATION

          These consolidated financial statements include the accounts of the Company and its greater than 50% owned subsidiaries. The Company's investments in unconsolidated companies owned 20% or more or where the Company exercises significant influence are accounted for using the equity method. At December 31, 1999, the Company held no investments accounted for pursuant to the equity method. All significant intercompany accounts have been eliminated.

                                      F-7                  (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)

     (d)  CASH AND CASH EQUIVALENTS

          Cash equivalents consist of short-term, highly liquid investments with original maturities of ninety days or less.


                                      F-8                  (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                     (In thousands, except share amounts)

     (e)  ACCOUNTS AND NOTES RECEIVABLE

          Gross trade accounts receivable total $52,518 and $38,209 at December 31, 1999 and 1998, respectively. Notes receivable totaled $268 and $208 at December 31, 1999 and 1998, respectively. Management provides an allowance for doubtful accounts and customer credits based on current customer information and historical statistics. The allowance was $7,542 and $5,482 at December 31, 1999 and 1998, respectively.

          Valuation and qualifying accounts for the allowance for doubtful accounts and customer credits are as follows:



                                                               THREE-MONTH
                                     YEARS ENDED DECEMBER 31,  PERIOD ENDED    YEAR ENDED
                                     ------------------------   DECEMBER 31,  SEPTEMBER 30,
                                         1999         1998          1997          1997
                                       -------       -------   -------------  -------------

Balance at beginning of period ....    $ 5,482       $ 3,956       $ 3,582       $ 1,264
Charged to bad debt expense .......      8,629         4,776         1,541         5,737
Charged to revenue ................      1,500            --            --            --
Written off .......................     (8,069)       (3,250)       (1,167)       (3,419)
                                       -------       -------       -------       -------
Balance at end of period ..........    $ 7,542       $ 5,482       $ 3,956       $ 3,582
                                       =======       =======       =======       =======


          Results of operations are derived from United States operations and substantially all assets reside in the United States. The Company is exposed to concentration of credit risk principally from accounts receivable. The Company's five largest telecommunications and other services customers accounted for approximately 11.3%, 16.4%, 16.8% and 20.8% of the Company's consolidated telecommunications and other services revenue for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and the year ended September 30, 1997, respectively.

          In certain cities, the Company relies on incumbent local exchange carriers for the provision of local telephone service. In addition, the Company relies on other carriers to provide transmission and termination services for a majority of its long distance traffic. The inability of any of these companies or carriers to fulfill service delivery requirements could impact the Company's future results.

          Construction contracts receivable consists of costs in excess of billings on certain contracts and amounts due from joint construction partners. Construction contracts receivable consist of balances due from three customers.


                                      F-9                  (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)

     (f)  RESTRICTED AND UNRESTRICTED INVESTMENTS

          Restricted investments classified as available-for-sale consist primarily of U.S. Treasury securities maturing between one and eight months which are restricted for the purchase and installation of network assets. Held-to-maturity investments consist of U.S. Treasury securities and certificates of deposit maturing between four months and eighteen months which are primarily restricted for interest payments. Restricted investments are recorded at amortized cost, which approximates fair value for all periods presented.

          Under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, the Company classifies its investments as follows:

                                           DECEMBER 31,
                                       --------------------
                                         1999        1998
                                       --------    --------

          Restricted investments:
            Available-for-sale ....    $  9,848    $230,014
            Held-to-maturity ......      19,828      51,350
          Unrestricted investments:
            Available-for-sale ....          46          46



                                      F-10                 (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)

     (g)  MINORITY INTEREST

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

     (h)  PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, which are as follows:


          Telecommunications networks......................     20 years
          Electronic and related equipment.................     10 years
          Leasehold improvements...........................     10 years
          Computer equipment, office equipment and other...  3 - 7 years
          Buildings........................................     40 years


          Construction, engineering and overhead costs directly related to the development of the Company's networks are capitalized. The Company capitalizes internal information systems costs in accordance with Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. The amount capitalized under SOP 98-1 was $13,075, and $621 of amortization was charged to operations for the year ended December 31, 1999. These amounts are included in Property and Equipment. The Company begins depreciating these costs when the assets become operational. Depreciation expense totaled $55,368, $30,056, $6,240 and $14,975 for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and for the year ended September 30, 1997, respectively.

     (i)  GOODWILL

          Goodwill is amortized using the straight-line method over periods ranging from five to ten years. Amortization charged to operations was $6,758, $6,191, $1,047 and $4,017 for the years ended December 31,
          1999 and 1998, the three-month period ended December 31, 1997 and for the year ended September 30, 1997, respectively.



                                      F-11                 (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)

     (j)  OTHER ASSETS

          Other assets consists primarily of customer lists, software development costs and deferred financing costs. These assets are amortized using the straight-line method over periods ranging from three to ten years. Amortization charged to operations for customer lists and software development costs was $10,319, $11,181, $1,943 and $5,631 for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and for the year ended September 30, 1997, respectively. Amortization charged to interest expense for deferred financing costs was $3,940, $3,173, $548 and $1,350 for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and for the year ended September 30, 1997, respectively.

     (k)  ASSET IMPAIRMENT

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

          As discussed in note 14, the Company also recorded a non-cash special charge of $15,668 during 1998 related to the impairment of a prepaid reseller agreement and advances to Magnacom Wireless LLC.


                                      F-12                 (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)

     (l)  REVENUE RECOGNITION

          Telecommunications services revenue is recognized monthly as services are provided. Amounts billed in advance of the service month are recorded as deferred revenue. Product revenue is recorded upon installation of products and is presented in the accompanying consolidated statements of operations net of product returns.

          Network construction services revenue is recognized using the percentage of completion method. Accordingly, the Company recognizes revenues and expenses as construction progresses. Cost of construction revenue is estimated using weighted average allocations of the total costs of constructing the specific phase of the network.

          The Company treats certain long term fiber and conduit lease contracts entered into prior to June 30, 1999 as sales-type leases and recognizes revenue under the percentage of completion method. In June 1999, the FASB issued Interpretation No. 43, REAL ESTATE SALES, AN INTERPRETATION OF FASB STATEMENT NO. 66. The interpretation is effective for sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Under this interpretation, conduit is considered integral equipment and dark fiber will likely be considered integral equipment. Accordingly, title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. For contracts entered into after June 30, 1999, sales-type lease accounting is no longer appropriate for dark fiber and conduit leases and therefore, these transactions will be accounted for as operating leases unless title transfers to the lessee.

     (n)  NET LOSS PER SHARE

          The Company does not have any equity instruments which are considered common stock equivalents and weighted average common shares total only twenty at December 31, 1999 and ten for all prior periods presented. Therefore, for all periods, loss per share information is not meaningful and is not presented in the accompanying consolidated financial statements.

     (o)  ISSUANCE OF SUBSIDIARY STOCK

          Issuances of subsidiary stock are accounted for as capital transactions in the accompanying consolidated financial statements.


                                      F-13                 (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)

     (p)  INCOME TAXES

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

     (q)  COMPREHENSIVE INCOME

          The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, on January 1, 1998. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. There are no differences between net loss and comprehensive loss for any periods presented.

     (r)  USE OF ESTIMATES

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (s)  ADVERTISING COSTS

          The Company expenses advertising costs as incurred.

     (t)  RECLASSIFICATIONS

          Certain reclassifications have been made in the accompanying consolidated financial statements for prior periods to conform with the December 31, 1999 presentation.


                                      F-14                 (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)

(2)  ACQUISITIONS

     The Company has made the acquisitions set forth below, each of which was accounted for using the purchase method of accounting. The consolidated financial statements include the operating results from the effective date of acquisition.

     (a)  ICON COMMUNICATIONS CORP. (ICON)

          In April 1998, the Company acquired 100% of the outstanding capital stock of ICON, a Washington company which provides long distance and ancillary communications services. Consideration paid for this acquisition consisted of $23,916 in cash. Goodwill of $15,957 was recorded as a result of this acquisition.

     (b)  KLP, INC. (D/B/A CALL AMERICA) (CALL AMERICA PHOENIX)

          In March 1998, the Company acquired 100% of the outstanding capital stock of Call America Phoenix, an Arizona company which provides long distance services. Consideration paid for this acquisition consisted of $3,838 in cash. Goodwill of $2,405 was recorded as a result of this acquisition.

     (c)  WHOLE EARTH NETWORKS, LLC (WHOLE EARTH)

          In March 1998, the Company acquired the assets of Whole Earth, a California Internet services provider. Consideration paid for this acquisition consisted of $9,053 in cash and the assumption of $1,273 in liabilities. Goodwill of $3,293 was recorded as a result of this acquisition.

     (d)  ACTION TELCOM CO. (ACTION TELCOM)

          In May 1997, GST acquired 100% of the outstanding capital stock of Action Telcom, a Texas company which provides long distance and ancillary telecommunications services, and produces software used in the telecommunications industry. GST acquired Action Telcom for consideration of 903,000 common shares valued at $8,161, $1,290 in cash and $2,580 in notes payable. Goodwill of $3,863 was recorded as a result of this acquisition. Effective January 1, 1999, GST transferred the ownership of Action Telcom to the Company.

          In October 1999, the Company sold the assets of the long distance portion of Action Telcom for $4,895 in cash. A loss of $163 was recognized as a result of this divestiture.

     (e)  GUAM OPERATIONS OF SPRINT COMMUNICATIONS COMPANY L.P. (SPRINT)

          In October 1997, the Company purchased the assets of the Guam operations of Sprint which provide long distance and ancillary services in Guam. Consideration paid for this acquisition consisted of $2,000 in cash and $500 in liabilities for services to be provided to Sprint.

          In July 1999, the Company sold the assets of its Guam operations for $1,500 in cash. A gain of $294 was recognized as a result of this divestiture.


                                      F-15                 (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)

          The unaudited pro forma results shown below reflect results of operations as if the 1998 and 1997 acquisitions described above occurred as of the beginning of each of the periods presented.


                                                 THREE-MONTH
                                  YEAR ENDED     PERIOD ENDED     YEAR ENDED
                                 DECEMBER 31,    DECEMBER 31,   SEPTEMBER 30,
                                     1998            1997            1997
                                 ------------    ------------   -------------

          Revenues ............    $ 167,556     $  40,521     $ 133,958
          Net loss ............     (127,325)      (34,872)     (101,490)


          The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results that may be achieved from the combined operations.

(3)  PROPERTY AND EQUIPMENT


                                                    DECEMBER 31,
                                              -----------------------
                                                1999          1998
                                              ---------     ---------
     Telecommunications networks .........    $ 264,229     $ 178,008
     Electronic and related equipment ....      314,880       181,270
     Leasehold improvements ..............       28,708        24,509
     Computer equipment, office
         equipment and other .............       55,820        40,585
     Buildings ...........................        2,808         2,803
     Construction in progress ............      277,965       251,199
                                              ---------     ---------
                                                944,410       678,374
     Less accumulated depreciation .......     (112,363)      (62,522)
                                              ---------     ---------
                                              $ 832,047     $ 615,852
                                              =========     =========


     Property and equipment includes $277,965 and $251,199 of equipment which had not been placed in service at December 31, 1999 and 1998, respectively, and accordingly, is not being depreciated. During the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and the year ended September 30, 1997, $32,133, $25,920, $3,726 and $15,170 of
     interest, respectively, was capitalized as part of property and equipment.



                                      F-16                 (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)

(4)  ACCRUED EXPENSES


                                            DECEMBER 31,
                                        ------------------
                                           1999       1998
                                        -------    -------
     Fixed asset purchases .........    $ 6,012    $ 9,552
     Carrier costs .................     13,814      4,885
     Interest payable ..............      8,223      9,098
     Payroll and related liabilities      5,694      5,252
     Other .........................     14,714      7,834
                                        -------    -------
                                        $48,457    $36,621
                                        =======    =======


(5)  LONG-TERM DEBT


                                                         DECEMBER 31,
                                                    --------------------
                                                      1999        1998
                                                    --------    --------
     13.25% Senior Secured Notes due May 1, 2007... $265,000    $265,000
     10.5% Senior Secured Discount Notes
         due May 1, 2008 .......................     355,587     320,997
     Note payable to Tomen, LIBOR plus 3.0%
         (9.0% at December 31, 1999) ...........      42,187      45,262
     Note payable to NTFC, LIBOR plus 3.5%
         (9.5% at December 31, 1999) ...........      44,375      50,000
     Note payable to Siemens, LIBOR plus 3.5%
         (9.5% at December 31, 1999) ...........      10,000       9,463
     13.875% Senior Discount Notes due
         December 15, 2005 .....................     274,800     240,304
     Other .....................................          --         176
                                                    --------    --------
                                                     991,949     931,202
     Less current portion of long-term debt ....      17,466      12,127
                                                    --------    --------
                                                    $974,483    $919,075
                                                    ========    ========



                                      F-17                 (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)

     The schedule of future debt service payments is as follows:


                                                 PRINCIPAL       INTEREST
                                                -----------      ---------

     Year ending December 31:
       2000.................................    $   17,466       $  43,267
       2001.................................        19,814          84,890
       2002.................................        20,511          83,013
       2003.................................        21,388         107,306
       2004.................................        11,582         132,024
       Thereafter...........................     1,083,249 (a)     315,162
                                                ----------       ---------
       Less unaccreted discount.............      (182,061)             --
                                                ----------       ---------
                                                $  991,949       $ 765,662
                                                ==========       =========


     (a) Includes $500,000 and $312,448 of 10.5% Senior Secured Notes and 13.875% Senior Discount Notes, respectively, due at maturity.

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

SENIOR SECURED DISCOUNT NOTES

In May 1998, the Company issued $300,000 in 10.5% Senior Secured Discount Notes (the Senior Secured Discount Notes) maturing on May 1, 2008. The Senior Secured Discount Notes sold at a substantial discount and there will be no accrual of cash interest prior to May 1, 2003, or payment of interest until November 1, 2003. The Senior Secured Discount Notes accrete to a total principal amount, due May 1, 2008, of approximately $500,000. The net proceeds from the sale of the Senior Secured Discount Notes are restricted to finance the cost of design, development, construction, acquisition, installation and integration of telecommunications equipment. The Senior Secured Discount Notes are secured by the assets financed with the proceeds and are subject to certain debt covenants.



                                      F-18                 (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)


TOMEN FACILITY

In October 1994, the Company entered into a master financing agreement with Tomen. Under the agreement, Tomen will loan up to $100,000 to subsidiaries of the Company for development and construction of network projects. As of December 31, 1999, Tomen had provided a total of $69,468 (of which $42,187 was outstanding at December 31, 1999) in debt financing to the Company's subsidiaries for construction and operation of fiber optic networks in southern California, New Mexico, Arizona and Hawaii. The Tomen financing is secured by equipment at the funded network locations and is subject to certain debt covenants. Although, Tomen has the right of first refusal to finance fiber optic projects for the Company, management does not believe that it is likely that they will finance any additional projects.

NTFC CAPITAL CORPORATION (NTFC) AGREEMENT

In March 1997, the Company entered into a $50,000 ($44,375 of which was outstanding at December 31, 1999) loan and security agreement with NTFC to finance the purchase of certain equipment from Northern Telecom, Inc. Amounts borrowed under the agreement bear interest at LIBOR plus 3.5% and will be repaid in twenty quarterly installments which began in March 1999. The loan is secured by the equipment purchased with the proceeds and subject to certain debt covenants.

SIEMENS TELECOM NETWORKS (SIEMENS) AGREEMENT

In September 1996, the Company entered into a loan and security agreement with Siemens. Under the terms of the agreement, Siemens will loan up to $226,000 to the Company for the purchase and installation of telecommunications switching and related equipment. At December 31, 1999, $116,000 was available to the Company and $10,000 was outstanding. Amounts borrowed under the agreement initially bear interest at LIBOR plus 4.5% and are secured by the equipment. Such interest decreases to LIBOR plus 3.5% at the time each initial loan is converted to a term loan, which conversion occurs at the first calendar quarter following the initial loan. Amounts borrowed under the agreement will be repaid in twenty-four quarterly installments beginning five quarters after the initial loan is converted to a term loan. The loan is subject to certain debt covenants.

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


                                      F-19                 (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)


GUARANTEE OF PARENT'S DEBT

The Company has guaranteed GST's Convertible Senior Subordinated Discount Notes (the Convertible Notes) totaling approximately $33,295 at December 31, 1999. The Convertible Notes accrete to a total principal amount, due December 15, 2005, of approximately $37,856 by December 15, 2000. On or after December 15, 2000, the Convertible Notes will be redeemable at the option of the Company and GST. The Convertible Notes are subject to certain debt covenants.

DEBT COVENANTS AND CLASSIFICATION OF LONG-TERM DEBT

In November 1998, the Company informed the trustee who represents the holders of the Secured Notes, the Senior Secured Discount Notes, the Senior Notes and the Convertible Notes that it may have violated certain technical covenants contained in the indentures related to each of the aforementioned debt issuances. In particular, the Company advised the trustee that the transfer to Global Light Telecommunications, Inc. (Global) of its interest in a telecommunications project to be developed in Mexico may have constituted a violation of certain provisions in the indentures. In February 1999, the trustee informed the noteholders of the potential violations. The noteholders did not declare a default, as defined within the indentures of each of the notes.

On September 16, 1999, the Company received $30,000 in cash from Global and others in connections with the settlement of various lawsuits and has taken other actions to cure the potential technical violations. As a result, the Company believes that there is currently no basis on which the noteholders could declare a default under the indentures relating to the Company's debt issuances. Accordingly, the Company has classified the related debt obligations as non-current in the accompanying consolidated balance sheets.


                                      F-20                 (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)


 (6)     SHAREHOLDER'S (DEFICIT) EQUITY

       COMMON STOCK

       Since inception, GST has owned all of the outstanding shares of the Company.

       NON-CASH CONTRIBUTIONS FROM PARENT

       Non-cash contributions from parent consist primarily of GST stock issued in connection with the Company's acquisition of certain subsidiaries.

       STOCK-BASED COMPENSATION

       Certain employees of the Company are eligible for stock option and stock bonus awards of GST's common stock. Pursuant to performance-based awards, compensation cost recognized in the statement of operations for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and the year ended September 30, 1997 totaled $2,161, $(433), $374, and $2,521, respectively.



                                      F-21                          (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)


(7)      INCOME TAXES

       The provision for income taxes differs from the amount computed by applying the statutory income tax rate to net income before taxes for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and the year ended September 30, 1997 as follows:



                                           DECEMBER 31,       DECEMBER 31,       DECEMBER 31,       SEPTEMBER 30,
                                               1999               1998               1997               1997
                                          ----------------   ----------------   ----------------   ----------------

      Computed expected income
          tax benefit at
           statutory rate..........           (34)%              (34)%              (34)%              (34)%
      Expected state income tax
          benefit........                      (4)                (4)                (4)                (4)
      Increase in valuation
          allowance................            36                 38                 37                 36
      Amortization of goodwill.....             1                  1                  1                  1
      Effect of acquisition of new
          subsidiaries.............            --                  1                 --                 --
      Non-deductible interest......            --                 --                  2                  2
      Other........................             1                (2)                 1                 --
                                          ----------------   ----------------   ----------------   ----------------

      Income tax expense...........            --%                --%                 3%                 1%
                                          ================   ================   ================   ================




                                      F-22                          (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)


       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax asset and liability are as follows:


                                                                                      DECEMBER 31,
                                                                      -------------------------------------------
                                                                             1999                   1998
                                                                      --------------------   --------------------

      Deferred tax assets:
          Federal and state net
              operating loss carryforwards.....................          $      96,520         $       76,221
          Non-deductible interest..............................                 66,046                 39,199
          Other................................................                  4,176                  3,363
                                                                      --------------------   --------------------

                    Total deferred tax assets..................                166,742                118,783

          Less valuation allowance.............................               (162,027)              (108,367)
                                                                      --------------------   --------------------
                    Total gross deferred tax assets............                  4,715                 10,416
                                                                      --------------------   --------------------

      Deferred tax liabilities:
          Furniture, fixtures and equipment, due to
            differences in depreciation........................                  4,071                  6,217
          Capitalized software/intangibles.....................                    644                  4,199
                                                                      --------------------   --------------------

                    Total gross deferred
                      tax liabilities..........................                  4,715                 10,416
                                                                      --------------------   --------------------

                    Net deferred tax liabilities...............    $                --    $                --
                                                                      ====================   ====================


       The valuation allowance for deferred tax assets as of October 1, 1996 was $15,386. The net change in total valuation allowance for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and for the year ended September 30, 1997 was an increase of $53,660, $48,794, $10,125 and $34,062, respectively.



                                      F-23                          (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)


       The Company has net operating losses for income tax purposes of approximately $264,506 available to reduce United States taxable income of future years, expiring as follows:


      2006............................................................................    $               405
      2007............................................................................                    537
      2008............................................................................                  2,800
      2009............................................................................                  5,020
      2010............................................................................                 36,922
      2011............................................................................                 64,283
      2017............................................................................                 36,601
      2018............................................................................                 61,039
      2019............................................................................                 56,899
                                                                                             --------------------

                                                                                          $           264,506
                                                                                             ====================


       Approximately 58% of these net operating losses may be utilized for state income tax purposes.

       For United States income tax purposes, utilization of net operating losses may be subject to limitation in the event of certain substantial stock ownership changes pursuant to IRC Section 382 and referred to hereinafter as an ownership change. An ownership change would limit the utilization of any net operating losses incurred prior to the change in ownership date. The Company has completed an analysis under IRC Section 382 and has determined that no ownership change has occurred.



                                      F-24                          (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)


(8)      LEASES

       The Company is obligated under capital lease agreements for equipment which expire at various dates during the next twenty years. Certain of these agreements contain clauses which allow the lessor to cancel the agreement upon twelve-month written notice. However, the Company believes that the likelihood of such clauses being exercised is remote. Gross amounts of equipment and related accumulated amortization recorded under capital leases were as follows:


                                                                                      DECEMBER 31,
                                                                      -------------------------------------------
                                                                             1999                   1998
                                                                      --------------------   --------------------

      Network facilities and equipment.........................       $         38,608       $         33,540
      Less accumulated amortization............................                (15,864)                (9,307)
                                                                      --------------------   --------------------

                                                                      $         22,744       $         24,233
                                                                      ====================   ====================

       Amortization of assets held under capital leases is included with depreciation expense.

       The Company also has noncancelable operating leases, primarily for facilities, which expire over the next ten years. Rental expense under operating leases was $7,582, $6,281, $1,114 and $3,385 for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and for the year ended September 30, 1997, respectively.



                                      F-25                          (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)


       Future minimum lease payments under noncancelable leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1999 are:


                                                                            CAPITAL               OPERATING
                                                                            LEASES                 LEASES
                                                                      --------------------   --------------------
      Year ending December 31:
          2000.................................................       $          9,202        $         6,942
          2001.................................................                  5,333                  6,147
          2002.................................................                  3,672                  5,814
          2003.................................................                  3,431                  5,423
          2004.................................................                  3,320                  4,583
          Thereafter...........................................                 14,064                  9,243
                                                                      --------------------   --------------------

                    Total minimum lease payments...............                 39,022         $       38,152
                                                                                             ====================
      Less amount representing interest (at rates
          ranging from 9% to 17%)..............................                 15,516
                                                                      --------------------
                    Net minimum lease payments.................                 23,506
      Current portion of capital lease obligations.............                  6,693
                                                                      --------------------

                    Capital lease obligations, less current
                      portion..................................        $        16,813
                                                                      ====================


 (10)    COMMITMENTS AND CONTINGENCIES

       (a)        PENSION AND PROFIT SHARING PLANS

              The Company has a defined contribution 401(k) plan (the Plan). Employees are eligible to participate in the Plan upon commencement of service. Participants may defer up to 15% of eligible compensation. In October 1999, the Company amended the Plan to provide matching contributions of 50% on the first 6% of employee deferrals. The matching contributions vest over five years. Company contributions were $272 for the year ended December 31, 1999.

       (b)        EMPLOYMENT AGREEMENTS

              The Company has entered into employment agreements with key members of management. These agreements provide for certain payments in the event of death, disability and change of control. The agreements also contain covenants not to compete.

       (c)        CONSTRUCTION CONTRACTS

              The Company is party to various construction contracts arising in the ordinary course of business.



                                      F-26                          (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)


(11)     LEGAL PROCEEDINGS

       (a)        GLOBAL AND CURRENT AND FORMER OFFICERS AND DIRECTORS

              On October 20, 1998, the Company and GST Telecom, filed a Complaint in the Superior Court of California, County of Santa Clara, against Global and six former GST officers and directors (the Defendants). The Complaint included claims for fraud, negligent misrepresentation, unjust enrichment, and unfair competition primarily related to the alleged misappropriation of a Mexican business opportunity. The Complaint sought an accounting, a constructive trust, and restitution of GST's interest in the opportunity and also sought unspecified exemplary and punitive damages and attorneys' fees.

              On January 27, 1999, Global and GST Mextel, Inc. (Mextel) filed a Complaint in the Supreme Court of British Columbia, against GST and GST Telecom. The Complaint, which arose from the same matters for which GST and GST Telecom filed its complaint against Global, et al, in the Superior Court of California, included claims for declaratory and injunctive relief and unspecified general and special damages.

              On January 28, 1999, five former GST officers or directors filed a Complaint in the Supreme Court of British Columbia against the Company, GST Telecom and four current GST directors. The Complaint, which arose from the same matters for which GST and GST Telecom filed its complaint against Global, et al, in the Superior Court of California, included claims for oppression and declaratory relief, and seeks unspecified actual and punitive damages, cost, and attorneys' fees.

              On September 16, 1999, the Company received $30,000 in cash from Global and others in connection with the settlement of various lawsuits, including the above lawsuits between GST, Global, Mextel and three of the former directors. Pursuant to the settlement, all claims against these parties have been dismissed with the exception of the claim discussed in 11(d) below. The Company claims against the non-settling parties are unaffected by this settlement.

       (b)        FORMER DIRECTOR AND COUNSEL

              On December 16, 1998, GST, GST USA and GST Telecom filed a Complaint in the Unites States District Court, Southern District of New York, against a former director and a law firm which previously represented the Company as general counsel. The Complaint includes claims for professional negligence, breach of fiduciary duty, and breach of contract, and seeks compensatory damages and attorneys' fees.

              On February 12, 1999, the former director filed his Answer to the Complaint. The law firm filed its Answer and Counterclaims to the Complaint on February 17, 1999. The law firm counterclaimed against GST, GST USA and GST Telecom for breach of contract, unjust enrichment, quantum meruit, and "account stated," based on invoices submitted to GST of approximately $250.


                                      F-27                          (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)


              On March 10, 2000, the parties entered into a settlement of the Complaint and certain of the proceedings described in 11(a) and (c). The settlement is subject to the execution of a final agreement and payment by the law firm.


                                      F-28                          (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)


       (c)        FORMER CHAIRMAN AND CHIEF EXECUTIVE OFFICER

              On January 25, 1999, the Company's former Chairman and Chief Executive Officer, filed a Complaint in the Superior Court of Washington, King County, against GST, GST USA and GST Telecom. The Complaint, which relates to the circumstances under which the former Chairman and Chief Executive Officer ceased to serve as an officer and director of GST, includes claims for breach of employment agreement, breach of the covenant of good faith and fair dealing, violation of wage statutes, and indemnity.

              On February 23, 1999, the Company answered by denying all liability and filed counterclaims against the former Chairman and Chief Executive Officer, Global and five other former officers and directors for liability with respect to the matters leading to the termination of the former Chairman and Chief Executive Officer's employment. In particular, GST seeks recovery under Washington law for matters described in note 11(a), above, as well as for breaches committed with respect to the wrongful use of GST funds for the purchase of telecommunications licenses. The matter is currently in discovery.

        (d)       FORMER TREASURER AND FORMER DIRECTORS

              On February 9, 1999, the Company filed a Complaint in the Superior Court for the State of Washington, Clark County, against the former treasurer of the Company. The Complaint is based on alleged misconduct and includes claims for fraud, breach of fiduciary duty, unjust enrichment, and unfair business practices, and seeks an accounting, imposition of a constructive trust, compensatory damages, costs of suit, attorneys' fees, and treble damages. In particular, the Complaint seeks relief based on misuse of insider information in the purchase of stock, wrongful disbursements to third parties, and involvement in a fraudulent release of stock from escrow. This claim has been consolidated with the claim against the Former Chairman and Chief Executive Officer described in note 11(c), above.

        (e)       FORMER EMPLOYEE OF MAGNACOM

              In February 1999, a former employee of Magnacom Wireless, LLC filed suit in Oregon State Court against the Company. The case has subsequently been transferred to federal court. The suit claims that the Company should be liable for Magnacom's obligations on the basis that the Company was involved in many functions of Magnacom. The Company has denied liability and the matter is currently in discovery.

              Pursuant to the guidance set forth in SFAS 5, ACCOUNTING FOR CONTINGENCIES, the Company has accrued loss provisions related to certain of the legal proceedings detailed above. In the opinion of management, the ultimate disposition of such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

              The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a


                                      F-29                          (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)


              material effect on the Company's consolidated financial position, results of operations or cash flows.

 (12)    RELATED PARTY TRANSACTIONS

       (a)        MAGNACOM WIRELESS, LLC (MAGNACOM)

              In 1996, the Company and Magnacom, a company which was controlled the Company's former Chairman and Chief Executive Officer, entered into a reseller agreement pursuant to which (i) the Company was to become a reseller of PCS services in markets in which Magnacom had obtained FCC licenses, and (ii) Magnacom was to use the Company to provide switched local and long distance services in markets where the Company had operational networks. Pursuant to such agreement, the Company paid Magnacom $-0-, $200, $-0- and $8,403 during the years ended December 31, 1999 and 1998, the three-months ended December 31, 1997 and the year ended September 30, 1997, respectively. In addition, the Company made operating advances to Magnacom of $-0-, $925, $91 and $52 during the years ended December 31, 1999 and 1998, the three-months ended December 31, 1997 and the year ended September 30, 1997, respectively.

              In October 1998, Magnacom filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result, the Company wrote-off all amounts previously paid to Magnacom in the third quarter of 1998. The total write-off of approximately $15,668 is included in special charges in the accompanying consolidated statement of operations for the years ending December 31, 1998. The transactions with Magnacom form the basis for certain of the legal proceedings described in notes 11(b), 11(c), 11(d), and 11(e).



                                      F-30                          (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)


       (b)        PACWEST NETWORK, INC. (PNI)

              The operations of the Company's Hawaiian microware network require the use of radio licenses from the FCC. Such licenses are owned by PNI, a company controlled by the Company's former Chairman and the former treasurer. Under agreements between the Company and PNI,
              (1) the Company pays a monthly fee to PNI to utilize PNI's licenses for its communications traffic and (2) PNI pays an equal monthly fee to the Company for the right to utilize the Company's facilities for other communications traffic using up to 10% of PNI's license capacity.

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

              Pursuant to the Tomen agreements, Tomen has purchased 1,586,595 shares of common stock for total cash consideration of $10,400.

       (d)        OTHER

              The Company and GST paid approximately $0, $1,929, $104, and $2,066 in legal fees during the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and the year ended September 30, 1997, respectively, to a firm having a member who was also a director of the Company.

              Prior to June 1997, the Company's former Chairman and Chief Executive Officer served as a paid consultant to Tomen. Additionally, Pacwest received a fee equal to 1% of the aggregate debt and equity financing provided by Tomen to the Company through October 1997. Such fees incurred by the Company totaled $437 during the year ended September 30, 1997.

              Receivables from parent are primarily comprised of expenses paid by the Company on behalf of GST.

              Payables to parent represent advances from GST to be used in constructing and operating the Company's telecommunications networks and the fair value of net assets transferred in certain business combinations.



                                      F-31                          (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)



(13)     SEGMENTS

       The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. As an integrated communications provider, the Company has one reportable operating segment. While the Company's chief decision-maker monitors the revenue streams of various services, operations are managed and financial performance is evaluated based upon the delivery of multiple services over common network and facilities. This allows the Company to leverage its network costs in an effort to maximize return. As a result, there are many shared expenses generated by the various revenue streams; because management believes that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, management does not currently make such allocations internally. The chief decision-maker does, however, monitor revenue streams at a more detailed level than those depicted in the Company's historical general purpose consolidated financial statements. The following table presents revenues by service type:



                                                                               THREE-MONTH
                                            YEARS ENDED DECEMBER 31,           PERIOD ENDED           YEAR ENDED
                                       ---------------------------------       DECEMBER 31,         SEPTEMBER 30,
                                            1999               1998                1997                  1997
                                       ---------------    ---------------    -----------------    -------------------

      Local service............         $    93,620        $    48,859        $       7,034        $      16,993
      Long distance
          services.............              65,590             65,701               12,609               44,981
      Data services............              19,843              8,770                1,100                2,000
      Internet services........               9,601              8,404                1,013                3,006
      Longhaul services........              11,603             14,673                3,395               12,057
      Product..................               4,089              4,708                8,706               23,374
      Other....................               2,429              3,376                  913                3,556
      Construction and facility
          sales................             115,147              8,826                1,488                   --

                                       ---------------    ---------------    -----------------    -------------------

            Total revenues.....         $   321,922        $   163,317        $      36,258         $     105,967
                                       ===============    ===============    =================    ===================

       Substantially all of the Company's revenue is attributable to customers in the United States. Additionally, all significant operating assets are located within the United States.



                                      F-32                          (Continued)

                                  GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)



(14)     SPECIAL CHARGES

       There were no special charges for the year ended December 31, 1999. Special charges for the year ended December 31, 1998 consist of the following:


      Write-off of amounts paid to Magnacom pursuant
          to a reseller agreement....................................................     $            14,600
      Write-off of operating advances paid to Magnacom...............................                   1,068
      Write-off of costs related to abandoned projects...............................                   9,918
      Impairment of assets...........................................................                   3,881
                                                                                             --------------------
                    Non-cash special charges.........................................                  29,467
      Accrual of severance-related costs.............................................                   1,113
                                                                                             --------------------
                    Total special charges............................................     $            30,580
                                                                                             ====================


       In 1998, the Company changed its strategic direction to focus on its core, domestic business. In conjunction with the change, management identified certain in-process network construction projects no longer considered compatible due to geographic location or technology changes. The write-off totaled $9,918 and represented the entire amount of the costs related to these in-process projects, including the costs of fiber optic networks and electronic equipment. These assets had never been placed in service and, as such, were not an integral part of the Company's ongoing operations. While the historical cost of these assets has been written-off of the accompanying consolidated balance sheets, the Company holds these assets for disposal.

       In conjunction with the change in strategic direction, management halted further development of and investment in shared tenant services. The decision resulted in an impairment charge of $2,728 for property, plant and equipment, and $1,153 for customer lists associated with such services. At December 31, 1998, the Company held its shared tenant services assets for sale and sold approximately 80% of such assets in 1999 for $207. The impairment loss was measured as the amount by which the carrying amount of these assets exceeded the estimated fair value of the assets, which was determined based on current market prices for similar assets. The loss reserve was recorded by increasing accumulated depreciation for the property, plant and equipment, and accumulated amortization for the customer lists. The amount of the write-off of customer lists represents the remaining unamortized balance of such lists, which were related to the 1996 acquisition of Tri-Star Residential Communications, Inc. (Tri-Star) a shared-tenant service provider. No goodwill had been recorded in conjunction with the acquisition of Tri-Star.



                                      F-33                          (Continued)

                                 GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)



       In the fourth quarter of 1998, management consummated a plan to involuntarily terminate approximately 40 employees, including former members of management, and to pay termination benefits to such employees. The employees worked in a variety of functions and operations throughout the Company. The termination of those employees did not have a material impact on the Company's business functions. At December 31, 1998, the Company had accrued $1,113 in severance-related costs. The majority of these costs relate to the termination plan and all but $315 were paid out in 1999. The following table details 1999 activity related to the severance accrual:


      Accrual at December 31, 1998...................................................     $             1,113
      Payments.......................................................................                    (737)
      Adjustments....................................................................                     (61)
                                                                                             --------------------

      Accrual at December 31, 1999...................................................     $               315
                                                                                             ====================


       See footnote 12 for a discussion of the amounts paid to Magnacom.

       Special charges for the year ended September 30, 1997 relate to a $7,445 non-cash compensation charge incurred when 750,000 common shares were released from escrow to former members of management. This transaction is part of the litigation described in note 11(d).



                                      F-34                          (Continued)

                                 GST USA, INC.

                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)



(15)     FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts and notes receivable, investments, accounts payable and accrued expenses approximate fair values due to the short-term maturities of those instruments. The carrying amounts for current and non-current restricted investments approximate fair value due to the composition of such investments and the related maturities. The carrying amount of unrestricted investments is based upon fair value as determined by quoted market prices.

       The following table details the carrying amounts and estimated fair values of long-term debt at December 31, 1999 and 1998 (the financial instruments for which carrying value and estimated fair value differ at December 31, 1999 and 1998):


                                                                                DECEMBER 31,
                                                         ------------------------------------------------------------
                                                                      1999                          1998
                                                         -----------------------------  -----------------------------
                                                            CARRYING          FAIR         CARRYING          FAIR
                                                             AMOUNT           VALUE         AMOUNT           VALUE
                                                         -----------------------------  -----------------------------

      Long-term debt:
          Senior Secured Notes, 13.25%.................  $    265,000    $    262,350   $    265,000    $    273,933
          Senior Secured Discount Notes, 10.5%.........       355,587         242,500        320,997         239,555
          Senior Discount Notes, 13.875%...............       274,800         228,087        240,304         228,415


       The fair value of publicly traded long-term debt is estimated based on quoted market prices. For substantially all other long-term obligations, carrying amounts approximate fair values as incremental borrowings available to the Company are at similar rates and terms.

       Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly impact the estimates.


                                      F-35                          (Continued)

(16)     SUBSEQUENT EVENTS

       On January 25, 2000, the President and Chief Executive Officer of the Company resigned. The Company has appointed the Chief Operating Officer as Acting Chief Executive Officer until a permanent appointment is made.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on the 30th day of March, 2000.

                                 GST USA, INC.

                                     By:   /s/ Robert A. Ferchat
                                        -------------------------------
                                        Robert A. Ferchat
                                        Chairman of the Board

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert A. Ferchat and Thomas M. Malone his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities on March 30, 2000.


     SIGNATURE                                                       TITLE

   /s/ Robert A.Ferchat                     Chairman of the Board and Director
---------------------------
     (Robert A. Ferchat)


  /s/ Thomas M. Malone                      Acting President and Chief Executive
-----------------------------                Officer (Principal Executive
    (Thomas M. Malone)                       Officer) and Director

  /s/ George B. Cobbe                       Director
------------------------------
     (George B. Cobbe)

  /s/ Daniel L.Trampush                     Senior Vice President and Chief
------------------------------               Financial Officer (Principal
     (Daniel L. Trampush)                    Financial Officer)

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

    #10(e) Reimbursement and Commitment Fee Agreement dated May 4, 1998 among
           GST Telecommunications, Inc., GST USA, Inc. and GST Network Funding, Inc.

     ###27 Financial Data Schedule.

------------------------------
      * Incorporated by reference to GST USA's Registration Statement on Form S-4 (No. 333-33601-02).

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