Form 10-Q
period 2000-03-31
GST USA INC
filed 2000-06-23
CIK 1010605

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------

                       Commission file number 333-33601-02
                                              ------------

                                 GST USA, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

          Delaware                                                     83-0310464
---------------------------                                  --------------------
(State or Other Jurisdiction                         (IRS Employer Identification
 of Incorporation or Organization)                 Number)


        4001 Main Street, Vancouver, WA                                     98663
------------------------------------------                               --------
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

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 22, 2000, there were outstanding 20 shares of common stock, without par value, of the Registrant.

                                 GST USA, INC.

                                     INDEX

                                                                                                               PAGE(S)
                                                                                                               -------
                         PART I: FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS:

               Condensed Consolidated Balance Sheets - March 31,
               2000 and December 31, 1999                                                                            3

               Condensed Consolidated Statements of Operations
               - Three Months Ended March 31, 2000 and
               1999                                                                                                  4

               Condensed Consolidated Statements of Cash Flows
               - Three Months Ended March 31, 2000 and 1999                                                          5

               Notes to Condensed Consolidated Financial
               Statements                                                                                            6-7


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                                                   8-12


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                           13

                           PART II: OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS                                                                                    14

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                                                     14

SIGNATURES                                                                                                          15

                                 GST USA, Inc.
                     Condensed Consolidated Balance Sheets
                                 (In thousands)
                                  (Unaudited)

ASSETS                                                                      MARCH 31, 2000           DECEMBER 31, 1999    (1)
                                                                          --------------------       -------------------
Current assets:
  Cash and cash equivalents                                            $                42,196    $              42,721
  Restricted investments                                                                17,615                   19,828
  Accounts receivable, net                                                              41,141                   45,244
  Construction contracts receivable                                                     30,704                   26,823
  Investments                                                                              910                       46
  Prepaid and other current assets                                                      11,389                    8,544
                                                                          ---------------------      -------------------

         Total current assets                                                          143,955                  143,206
                                                                          ---------------------      -------------------

Restricted investments                                                                   3,412                    9,848

Property and equipment                                                                 978,440                  944,410
  less accumulated depreciation                                                      (129,732)                (112,363)
                                                                          ---------------------      -------------------
                                                                                       848,708                  832,047

Other assets                                                                           122,178                  132,130
  less accumulated amortization                                                       (51,193)                 (54,711)
                                                                          ---------------------      -------------------
                                                                                        70,985                   77,419
                                                                          ---------------------      -------------------

         Total assets                                                  $             1,067,060    $           1,062,520
                                                                          =====================      ===================

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
  Accounts payable                                                     $                17,178    $              30,250
  Accrued expenses                                                                      53,926                   48,457
  Payable to parent                                                                    358,718                  360,118
  Deferred revenue                                                                       9,864                   10,066
  Current portion of capital lease obligations                                           6,826                    6,693
  Current portion of long-term debt                                                     18,215                   17,466
                                                                          ---------------------      -------------------

         Total current liabilities                                                     464,727                  473,050
                                                                          ---------------------      -------------------

Capital lease obligations, less current portion                                         14,241                   16,813
Long-term debt, less current portion                                                   989,040                  974,483
Other liabilities                                                                        4,569                      ---

Commitments, contingencies and subsequent events

Shareholder's deficit:
  Common shares                                                                        134,996                   78,462
  Accumulated deficit                                                                (540,513)                (480,288)
                                                                          ---------------------      -------------------

                                                                                     (405,517)                (401,826)
                                                                          ---------------------      -------------------

         Total liabilities and shareholder's deficit                   $             1,067,060    $           1,062,520
                                                                          =====================      ===================

(1) The information in this column was derived from GST USA's audited financial statements as of December 31, 1999.

See accompanying notes to condensed consolidated financial statements.

                                 GST USA, Inc.
                Condensed Consolidated Statements of Operations
               (in thousands, except share and per share amounts)
                                  (Unaudited)

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                          -----------------------------
                                                              2000            1999
                                                          -------------    ------------
Revenues:
     Telecommunications and other services             $        54,454  $       48,724
     Construction, facility sales and other                      9,012          10,769
     Product                                                       205           1,082
                                                          -------------    ------------

         Total revenues                                         63,671          60,575
                                                          -------------    ------------

Operating costs and expenses:
     Network expenses                                           34,271          31,699
     Facilities administration and maintenance                   5,776           5,135
     Cost of construction revenues                               6,055           5,838
     Cost of product revenues                                      305             695
     Selling, general and administrative                        34,102          26,944
     Depreciation and amortization                              21,861          16,971
                                                          -------------    ------------

         Total operating costs and expenses                    102,370          87,282
                                                          -------------    ------------

         Loss from operations                                 (38,699)        (26,707)
                                                          -------------    ------------

Other expenses (income):
    Interest income                                              (914)         (3,858)
    Interest expense, net of amounts capitalized                25,699          21,866
    Other                                                      (3,259)             193
                                                          -------------    ------------

                                                                21,526          18,201
                                                          -------------    ------------


         Loss before income taxes                             (60,225)        (44,908)
                                                          -------------    ------------

Income tax expense                                                 ---             ---
                                                          -------------    ------------

         Net loss                                      $      (60,225)  $     (44,908)
                                                          =============    ============


See accompanying notes to condensed consolidated financial statements.

                                 GST USA, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                         THREE MONTHS
                                                                        ENDED MARCH 31,
                                                              ------------------------------------
                                                                  2000                 1999
                                                              --------------      ----------------
Operations:
     Net loss                                              $       (60,225)    $         (44,908)
     Adjustments to reconcile net loss to net cash
       used in operations:
         Depreciation and amortization                               21,211                18,225
         Accretion and accrual of interest                           14,818                11,789
         Non-cash stock compensation and other expense                  224                   156
         (Gain) loss on disposal of assets                          (1,274)                   359
         Changes in non-cash operating working capital:
              Accounts receivable, net                                3,690               (6,102)
              Construction contracts receivable                     (3,881)                   ---
              Prepaid, other current and other assets,
                net                                                   (581)               (6,554)
              Accounts payable and accrued liabilities                6,030                 4,823
              Deferred revenue                                         (34)                 1,834
              Deferred revenue from construction
                contracts                                             4,569                   ---
                                                              --------------      ----------------
                  Cash used in operations                          (15,453)              (20,378)
                                                              --------------      ----------------

Investments:
     Proceeds from sale of investments                               56,580                   ---
     Purchase of property and equipment                            (47,431)              (76,779)
     Proceeds from sale of assets                                     5,966                   ---
     Purchase of other assets                                           240                 (147)
     Change in investments restricted for the
       purchase of property and equipment                             6,436                61,897
                                                              --------------      ----------------
                  Cash provided by (used in)
                    investing activities                             21,791              (15,029)
                                                              --------------      ----------------

Financing:
     Proceeds from long-term debt                                     1,309                   316
     Principal payments on long-term debt and capital
       leases                                                       (6,275)               (2,715)
     Change in payable to parent                                    (1,624)                 1,055
     Change in investments restricted to finance
       interest payments                                              (273)                 (785)
                                                              --------------      ----------------

                  Cash used in financing activities                 (6,863)               (2,129)
                                                              --------------      ----------------

                  Decrease in cash and cash
                       equivalents                                    (525)              (37,536)

Cash and cash equivalents, beginning of period                       42,721                85,884
                                                              --------------      ----------------

Cash and cash equivalents, end of period                   $         42,196    $           48,348
                                                              ==============      ================

See accompanying notes to condensed consolidated financial statements.

                                 GST USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

1.       BANKRUPTCY PROCEEDINGS

         On May 17, 2000, GST Telecommunications, Inc. ("GST or the Company") and its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware. GST and its subsidiaries (collectively the "Debtors") are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware. The Chapter 11 cases have been consolidated for the purpose of joint administration under Case No. 00-1982 (GMS).

         On May 17, 2000, the Debtors also commenced ancillary proceedings under the Companies' Creditors Arrangement Act in Canada in the Ontario Superior Court of Justice.

         Under these proceedings, substantially all liabilities, litigation and claims against the Debtors in existence at the filing date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the court.

         GST has obtained a commitment letter which will provide them, subject to satisfying certain conditions, debtor-in-possession financing for $50 million and the potential for up to an additional $75 million in cash. This debtor-in-possession financing is subject to certain restrictions and is also contingent on court approval.

         On May 16, 2000, GST signed a letter of intent with Time Warner Telecom, Inc. for the sale of substantially all of GST's assets for $450 million in cash. On June 12, 2000, GST announced that the letter of intent with Time Warner Telecom, Inc. for the sale of substantially all of GST's assets would not be proceeding. On June 13, 2000, GST, with approval of the bankruptcy court, opened the bidding procedures in an auction format for substantially all of its assets. Qualified buyers must submit their bids prior to July 31, 2000, with an auction occurring on August 4, 2000. If such a sale is consummated, it is highly unlikely that the current equity security holders of GST USA would receive any distribution upon the subsequent liquidation of GST USA and the interest of both secured creditors and unsecured creditors may be substantially impaired.

2.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or for subsequent periods. These financial statements should be read in conjunction with GST USA's audited consolidated financial statements for the fiscal year ended December 31, 1999 as included in GST USA's annual report on Form 10-K.

3.       BASIC AND DILUTED NET LOSS PER SHARE

         GST USA does not have any equity instruments that are considered common stock equivalents, and, as weighted average common shares total only 20 at both March 31, 2000 and December 31, 1999, all of which are owned by GST, income (loss) per share data is meaningless and is not presented in the accompanying condensed consolidated financial statements.

                                 GST USA, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



4.        SUPPLEMENTAL CASH FLOW INFORMATION

                                                                     THREE MONTHS
                                                                    ENDED MARCH 31,
                                                             ------------------------------
                                                                 2000             1999
                                                             -------------    -------------
Supplemental disclosure of cash flow information:
     Cash paid for interest                               $         2,731  $         3,538
     Cash paid for income taxes                                       ---              ---

Supplemental schedule of non-cash investing and
     financing activities:
       Disposition of subsidiary:
         Assets                                                   (4,182)              ---
         Liabilities                                                (266)              ---
      Amounts in accounts payable and accrued
         liabilities for the purchase of fixed
         assets at end of period                                   15,345           20,027
       Assets acquired through capital leases                         820            3,289

5.       ACCRUED SEVERANCE

         In the fourth quarter of 1998, GST USA accrued $1,113 in severance-related costs. The balance of the accrual at March 31, 2000 is for one employee and is included in accrued expenses on the accompanying condensed consolidated financial statements. The following table details activity related to the severance accrual.

                  Accrual at December 31, 1998                            $1,113

                  Payments                                                 (737)
                  Adjustments                                               (61)

                                                                        ---------
                  Accrual at March 31, 2000                                 $315
                                                                        =========

6.       CAPITALIZATION OF INTEREST

         GST USA capitalized interest of $5,700 and $7,600 as a part of property and equipment for the three months ended March 31, 2000 and 1999, respectively.

7.       DEBT SERVICE REQUIREMENTS

         At March 31, 2000, GST USA had $1,028,322 of indebtedness outstanding. As a result of filing for protection under bankruptcy law, GST USA is not permitted to make any payments of the debt service requirements. All of these obligations are subject to discharge in bankruptcy upon the completion of all proceedings.

8.       IMPAIRMENT OF ASSETS

         Due to the event described in Note 1 and the potential disposition of substantially all of GST's assets, GST USA is considering if an impairment of assets has occurred during the three months ended June 30, 2000 under SFAS No. 121 "Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to be disposed of." If it is determined that an impairment did occur, GST USA believes that it will have a material effect on that period's financial statements.

9.       ADOPTION OF NEW ACCOUNTING STANDARD

         In June 1999, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 43,(FIN 43) "Real Estate Sales, an interpretation of FASB Statement No. 66." The interpretation is effective for sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Under this interpretation, conduit is considered integral equipment and dark fiber will likely be considered integral equipment. Accordingly, title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. For contracts entered into after June 30, 1999, sales-type lease accounting will no longer be appropriate for conduit and dark fiber leases and, therefore, these transactions will be accounted for as operating leases unless title transfers to the lessee.

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." This interpretation clarifies the application of Opinion No. 25 for the following issues: a) the definition of employee for purposes of applying Opinion No. 25, b), the criteria for determining whether a plan qualifies as a noncompensatory plan c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and d) the accounting for an exchange of stock compensation awards in a business combination. Generally, this interpretation is effective July 1, 2000. We do not expect the adoption of this interpretation to have a material effect on our financial position or results of operations.

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

         Certain statements contained in this Quarterly Report, including without limitation, statements containing the words "will," "anticipate," "believe," "intend," "estimate," "expect," "project" and words of similar import, constitute forward-looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:

         - the uncertainity of our future as a result of filing for protection under bankruptcy law;

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

         All forward-looking statements speak only as of the date of this Quarterly Report. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this Quarterly Report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

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

         The chief decision-maker does, however, monitor revenue streams consolidated at a more detailed level than those depicted in our historical general purpose financial statements. The following table presents revenues by service type (in thousands):

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                       ----------------------------------
                                            2000               1999
                                       ---------------    ---------------
      Local service............     $        20,204    $        18,990
      Long distance
          services.............              14,188             17,674
      Data services............               6,689              4,331
      Internet services........               1,239              2,514
      Long-haul services.......              11,725              4,231
      Product..................                 205              1,075
      Other....................                 409                991
      Construction and facility
          sales................               9,012             10,769
                                       ---------------    ---------------

            Total revenues.....     $        63,671    $        60,575
                                       ===============    ===============

RECENT DEVELOPMENTS

         As of May 13, 2000, GST USA completed the assumption of GST Equipment Funding, Inc.'s 13 1/4% Senior Secured Notes due 2007. This assumption was required by the indentures governing the 13 1/4% Notes.

         On May 17, 2000, GST and its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware. GST and its subsidiaries are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware. The Chapter 11 cases have been consolidated for the purpose of joint administration under Case No. 00-1982 (GMS).

         On May 17, 2000, the Debtors also commenced ancillary proceedings under the Companies' Creditors Arrangement Act in Canada in the Ontario Superior Court of Justice.

         Under these proceedings, substantially all liabilities, litigation and claims against the Debtors in existence at the filing date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by court.

         GST has obtained a commitment letter which will provide them, subject to satisfying certain conditions, debtor-in-possession financing for $50 million in cash and the potential for up to an additional $75 million in cash. This debtor-in-possession financing is subject to certain restrictions and is also contingent on court approval. On May 26, 2000, the Bankruptcy Court entered an order approving the initial $30 million of this financing.

         Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general or the effects of the such cases on its business, or on the interests of creditors and shareholders. Management believes that it is highly unlikely that current equity security holders will receive any distribution under any reorganization or liquidation of GST and its subsidiaries.

         On May 16, 2000, GST signed a letter of intent with Time Warner Telecom, Inc. for the sale of substantially all of GST's assets for $450 million in cash. On June 12, 2000, GST announced that the letter of intent with Time Warner Telecom, Inc. for the sale of substantially all of GST's assets would not be proceeding. On June 13, 2000, GST, with approval of the bankruptcy court, opened the bidding procedures in an auction format for substantially all of its assets. Qualified buyers must submit there bids prior to July 31, 2000, with an auction occurring on August 4, 2000. If such a sale is consummated, it is highly unlikely that the current equity security holders of GST USA would receive any distribution upon the subsequent liquidation of GST USA and the interest of both secured creditors and unsecured creditors may be substantially impaired.

RESULTS OF OPERATIONS

         Revenues. Total revenues for the three months ended March 31, 2000 increased $3.1 million, or 5.1%, to $63.7 million from $60.6 million for the three months ended March 31, 1999.

         Telecommunications and other services revenues for the three months ended March 31, 2000 increased $5.7 million, or 11.8%, to $54.5 million from $48.7 million for the three months ended March 31, 1999. The increase in telecommunications and other services revenues resulted from increased local, data and long-haul services. We bundle these products to provide better access and services to our customers. Excluding divested properties, telecommunications and other services revenues for the three months ended March 31, 2000 increased $9.9 million over the three months ended March 31, 1999. Reciprocal compensation, which we recognize based on interconnection agreements and other agreements with ILECs, totaled $4.2 million for the three months ended March 31, 2000 compared to $.7 million for the three months ended March 31, 1999.

         Construction, facility sales and other revenue for the three months ended March 31, 2000 decreased $1.8 million, to $9.0 million from $10.8 million for the three months ended March 31, 1999. The decrease in construction, facility sales and other revenue was attributable to a reduction in segment completions on several agreements to sell, construct or lease conduit and fiber to other carriers. Management estimates that construction revenue will continue to decline over the remaining quarters in 2000 and beyond due to construction delays and to the implementation of FIN 43. As noted in footnote 9 of Item 1, under FIN 43, sales-type lease treatment will no longer be appropriate for conduit and dark fiber leases entered into after June 30, 1999. Our construction revenue for the three months ended March 31, 2000 was not affected by the application of FIN 43. Our construction revenue for future quarters will be affected due to the signing of a conduit lease in January 2000, which has not yet been completed to date. If FIN 43 had been applied retroactively to contracts already consummated prior to June 30, 1999, GST USA would have recorded operating lease revenue of approximately $.7 million and $0 for the three months ended March 31, 2000 and 1999 respectively, instead of the amounts recorded as construction, facility sales and other revenue in those respective periods.

         Product revenue for the three months ended March 31, 2000 decreased $.9 million, or 81.1%, to $.2 million from $1.1 million in the three months ended March 31, 1999. The decrease in product revenue was due to the divestitures of Texas-based Action Telcom's (Action Telcom) product sales division relating to long distance interconnection equipment, in October 1999, and Action Telcom's product sales division relating to network analysis management system in March 2000.

         Operating Expenses. Total operating expenses for the three months ended March 31, 2000 increased $15.1 million, or 17.3%, to $102.4 million from $87.3 million for the three months ended March 31, 1999.

         Network expenses, which include direct local and long distance circuit costs, increased $2.6 million, or 8.1%, to $34.3 million, or 62.9% of telecommunications services revenues for the three months ended March 31, 2000 compared to $31.7 million, or 65.1% of telecommunications services revenues for the three months ended March 31, 1999. The decrease in network expenses as a percentage of revenue resulted from an increase in revenues for traffic carried on our network as a percentage of total telecommunications services revenues.

         Facilities administration and maintenance expenses for the three months ended March 31, 2000 increased $.6 million, or 12.5%, to $5.8 million, or 10.6% of telecommunications services revenues compared to $5.1 million, or 10.5% of telecommunications services revenues for the three months ended March 31, 1999.

         Cost of construction revenues for the three months ended March 31, 2000 was $6.1 million, an increase of $.2 million over the three months ended March 31, 1999.

         Cost of product revenues for the three months ended March 31, 2000 decreased $.4 million, or 56.1%, to $.3 million from $.7 million for March 31, 1999. For the three months ended March 31, 2000, cost of product revenues was 148.8% of product revenues compared to 64.2% for the three months ended March 31, 1999.

         Selling, general and administrative expenses for the three months ended March 31, 2000 increased $7.2 million, or 26.6%, to $34.1 million from $26.9 million for the three months ended March 31, 1999. The increase is primarily due to: (1) increased bonuses related to our Variable Incentive Plan;
(2) increased severance related to a reduction in force; and (3) increased consulting costs related to a proposed change in strategy and executive recruitment for our new Chief Financial Officer and our search for a new Chief Executive Officer. In addition we have had increased litigation costs relating to matters which have been previously disclosed. As a percentage of total revenues, selling, general and administrative expenses for the three months ended March 31, 2000 were 53.6%, compared to 44.5% for the three months ended March 31, 1999. GST USA has the intention of implementing an Employee Retention Plan (the "Plan") subject to approval by the bankruptcy court. The Plan was developed to create an incentive and reward for certain of its employees to stay with GST USA during the Chapter 11 process. If this Plan is approved it may cause an increase in selling general and administrative costs for the remainder of 2000.

         Depreciation and amortization for the three months ended March 31, 2000 increased $4.9 million, or 28.8%, to $21.9 million from $17.0 million for the three months ended March 31, 1999. The increase is attributable to newly-constructed networks and related equipment being placed into service and to the amortization of intangible assets related to our acquisitions.

Depreciation and amortization expense was 34.3% of total revenue for the three months ended March 31, 2000 compared to 28.0% for the three months ended March 31, 1999.

         Other Expenses/Income. For the three months ended March 31, 2000, we recorded net other expense of $21.5 million, compared to net other expense of $18.2 million for the three months ended March 31, 1999.

         Net Loss. Net loss for the three months ended March 31, 2000 increased $15.3 million, or 34.1%, to $60.2 million from $44.9 million for the three months ended March 31, 1999.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   INTEREST RATE MARKET RISK-We have fixed income investments consisting of cash equivalents, short-term investments in U.S. government debt instruments, certificates of deposit and commercial paper.

        Interest income earned on our investment portfolio is affected by changes in the general level of U.S. interest rates. We believe that we are not exposed to significant changes in fair value because such investments are classified as available-for-sale and held-to-maturity and are recorded at amortized cost. The fair value of each investment approximates its amortized cost, and long-term securities have maturities of less than two years.

   The following table provides information about our risk exposure associated with changing interest rates. Currently, we do not use derivative financial instruments to manage our interest rate risk.

                                                                          EXPECTED MATURITY
                                                                       (In thousands of dollars)
                              ---------------------------------------------------------------------------------------------------
                                                                                                                       Market
                                                                                                                     Value at
                                                                                                                     March 31,
                                 2000       2001       2002       2003       2004       Thereafter        Total       2000 (1)
                              ---------------------------------------------------------------------------------------------------
   Long-term Debt:
     Fixed rate                                                                        $ 1,077,448 (2)  $ 1,077,448  $  675,499
       Average interest rate                                                               12.275%
     Variable rate             $  14,499  $  19,951  $  20,695  $  21,590  $  11,791   $     4,691      $    93,217
       Average interest rate
        (LIBOR plus)               3.25%      3.28%      3.34%      3.34%      3.21%         3.14%

   Capital Leases:
     Fixed rate                $   5,071  $   3,209  $   1,850  $   1,844  $   1,978   $     7,115      $    21,067
       Average interest rate      11.89%     11.89%     11.89%     11.89%     11.89%        11.89%

(1)  Based on quoted market prices at March 31, 2000
(2)  Includes $163.4 million of unaccreted discount


MARKET PRICE RISK - Our risk exposure associated with market price is limited to our long-term debt that is publicly traded. These bonds are recorded at book value, which could vary from current market prices.

                           Part II - Other Information

Item 1. Legal Proceedings.

        Pursuant to Section 362 of the U.S. Bankruptcy Code, all pending litigation against us will be subject to an automatic stay.

Item 6. Exhibits and Reports on Form 8-K.

                  (a)  Exhibits

                           Exhibit 27       Financial Data Schedule

                  (b)  Reports on Form 8-K

         Reference is made to the report on Form 8-K filed as of May 24, 2000, on which the Company reported the following:

         On May 17, 2000, we filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court of the District of Delaware. Pursuant to the bankruptcy filing, we have remained in possession of our assets and properties, and our business and affairs will continue to be managed by our directors and officers, subject in each case to the supervision of the Bankruptcy Court.

         On May 17, 2000, we issued a press release, addressing its voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, our letter of intent with Time Warner Telecom, Inc. for the sale of substantially all of our assets, our receipt of a commitment for Debtor-In-Possession financing for up to $50 million and the potential for up to an additional $75 million (subject to certain restrictions and court approval) to continue day-to-day operations.

         We have postponed our annual shareholders' meeting that had been scheduled for June 8, 2000. We plan to hold an annual shareholders' meeting in the course of our restructuring. On May 24, 2000, we issued a press release regarding this matter.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


      Date: June 22, 2000           GST USA, INC.
                                         (Registrant)




                                    /s/ Donald A. Bloodworth
                                    -------------------------------------------
                                    Donald A. Bloodworth,
                                    (Senior Vice President and Chief
                                    Financial Officer)