Form 10-Q
period 2000-06-30
GST USA INC
filed 2000-08-15
CIK 1010605

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 333-33601-02

GST USA, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	83-0310464 (IRS Employer Identification Number)
4001 Main Street, Vancouver, WA (Address of Principal Executive Offices)	98663 (Zip Code)

Registrant's Telephone Number, Including Area Code: (360) 356-7100

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

    THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 14, 2000, there were outstanding 20 shares of common stock, without par value, of the Registrant.

GST USA, INC.
INDEX

		Page(s)
PART I: FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Condensed Consolidated Balance Sheets—June 30, 2000 and December 31, 1999	3
	Condensed Consolidated Statements of Operations—Three and Six Months Ended June 30, 2000 and 1999	4
	Condensed Consolidated Statements of Cash Flows—Six Months Ended June 30, 2000 and 1999	5
	Notes to Condensed Consolidated Financial Statements	6-9
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (REDUCED DISCLOSURE NARRATIVE)	10-14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14-15
PART II: OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	16
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	16
SIGNATURES		17

ITEM 1. FINANCIAL STATEMENTS

GST USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	June 30, 2000	December 31, 1999(1)
ASSETS
Current assets:
Cash and cash equivalents	$29,374	$42,721
Restricted investments	150	19,828
Accounts receivable, net	40,708	45,244
Construction contracts receivable	35,127	26,823
Investments	910	46
Intercompany receivable from parent	1,034	—
Prepaid and other current assets	9,884	8,544

Total current assets	117,187	143,206

Restricted investments	3,457	9,848
Property and equipment	994,929	944,410
less accumulated depreciation	(151,169)	(112,363)

	843,760	832,047
Other assets	122,231	132,130
less accumulated amortization	(54,024)	(54,711)

	68,207	77,419

Total assets	$1,032,611	$1,062,520

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities not subject to compromise:
Accounts payable	$7,790	$30,250
Accrued expenses	17,539	48,457
Payable to parent	—	360,118
Deferred revenue	11,733	10,066
Current portion of capital lease obligations	—	6,693
Current portion of long-term debt	—	17,466

Total current liabilities not subject to compromise	37,062	473,050

Liabilities subject to compromise (see Note 3)	1,445,441	—
Long-term liabilities not subject to compromise:
Capital lease obligations, less current portion	—	16,813
Long-term debt, less current portion	—	974,483
Other liabilities	5,460	—
Shareholder's deficit:
Common shares	134,996	78,462
Accumulated deficit	(590,348)	(480,288)

Total shareholder's deficit	(455,352)	(401,826)

Total liabilities and shareholder's deficit	$1,032,611	$1,062,520

(1)
The information in this column was derived from GST USA's audited financial statements as of December 31, 1999.

See notes to condensed consolidated financial statements.

GST USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Revenues:
Telecommunications services	$53,236	$51,214	$107,690	$99,938
Construction, facility sales and other	3,586	34,518	12,598	45,287
Product	—	1,157	205	2,239

Total revenues	56,822	86,889	120,493	147,464

Operating costs and expenses:
Network expenses	32,175	32,776	66,446	64,475
Facilities administration and maintenance	6,453	4,265	12,229	9,400
Cost of construction revenues	2,428	20,027	8,483	25,865
Cost of product revenues	2	655	307	1,350
Selling, general and administrative	26,155	29,355	60,257	56,299
Depreciation and amortization	23,620	16,639	45,481	33,610

Total operating costs and expenses	90,833	103,717	193,203	190,999

Loss from operations	(34,011)	(16,828)	(72,710)	(43,535)

Other expenses (income):
Interest income	(613)	(2,614)	(1,527)	(6,472)
Interest expense, net of amounts capitalized (contractual interest of $14,910 not recorded for the three- and six-month periods ended June 30, 2000)	13,771	21,211	39,470	43,077
Other	(1,932)	1,291	(5,191)	1,484

Total other expenses	11,226	19,888	32,752	38,089

Loss before reorganization expenses and income tax expenses	(45,237)	(36,716)	(105,462)	(81,624)

Reorganization expenses (see Note 4)	4,598	—	4,598	—

Loss before income tax expense	(49,835)	(36,716)	(110,060)	(81,624)

Income tax expense	—	—	—	—

Net loss	$(49,835)	$(36,716)	$(110,060)	$(81,624)

See notes to condensed consolidated financial statements.

GST USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June,
	2000	1999
Operations:
Net loss	$(110,060)	$(81,624)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	45,684	36,111
Accretion and accrual of interest	22,525	23,377
Non-cash stock compensation and other expense	224	1,434
(Gain) loss on disposal of assets	(1,274)	1,755
Changes in non-cash operating working capital:
Accounts receivable, net	4,123	(9,276)
Construction contracts receivable	(1,230)	—
Prepaid, other current and other assets, net	924	(9,691)
Accounts payable and accrued liabilities, prior to reorganization	(1,132)	14,297
Pre-petition accounts payable and accrued liabilities	(8,695)	—
Post-petition accounts payable and accrued liabilities authorized by the court	16,098	—
Deferred revenue	1,835	10,133
Deferred revenue from construction contracts	5,460	—

Cash used in operations	(25,518)	(13,484)

Investments:
Proceeds from sale of investments	56,580	(151,803)
Purchase of property and equipment	(58,981)	—
Proceeds from sale of assets	5,966	(177)
Purchase of other assets	187	—
Change in investments restricted for the purchase of property and equipment	6,391	110,231

Cash provided by (used in) investing activities	10,143	(41,749)

Financing:
Proceeds from long-term debt	2,311	1,040
Principal payments on long-term debt and capital leases, prior to reorganization	(12,149)	(7,053)
Change in payable to parent	(5,326)	4,184
Change in investments restricted to finance interest payments	17,192	16,151

Cash provided by financing activities	2,028	14,322

Decrease in cash and cash equivalents	(13,347)	(40,911)
Cash and cash equivalents, beginning of period	42,721	85,884

Cash and cash equivalents, end of period	$29,374	$44,973

See notes to condensed consolidated financial statements.

GST USA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

1. BANKRUPTCY PROCEEDINGS

    On May 17, 2000, GST Telecommunications, Inc. ("GST" or the "Company"), and its subsidiaries, including GST USA, Inc. ("GST USA"), filed voluntary petitions for protection from creditors under Chapter 11 of the United States Bankruptcy Code in the District of Delaware. The Company and its subsidiaries (collectively the "Debtors") are currently operating as debtors-in-possession under the supervision of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 cases have been consolidated for the purpose of joint administration under Case No. 00-1982 (GMS).

    On May 17, 2000, the Debtors also commenced ancillary proceedings under the Companies' Creditors Arrangement Act in Canada in the Ontario Superior Court of Justice.

    Under the proceedings, substantially all liabilities, litigation and claims pending against the Debtors in existence at the filing date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Bankruptcy Court.

    On May 11, 2000, we obtained a commitment letter from Heller Financial, Inc. ("Heller") which will provide us, subject to satisfying certain conditions, debtor-in-possession financing for $50 million and the potential for up to an additional $75 million in cash. On May 26, 2000, the Bankruptcy Court entered an order approving the initial $30 million of this financing. On July 26, 2000, the Bankruptcy Court entered an order providing a superpriority interest for Heller over the secured debt of existing bondholders, upon the consent of a majority of the secured bondholders, which will in turn permit Heller to provide approximately $40 million of the $50 million in financing mentioned above. Based upon current unencumbered assets, the additional $10 million is available without the consent of the bondholders. To date, we have not drawn on the Heller credit facility.

    Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general or the effect of the cases on our business, or on the interests of creditors and shareholders. Management believes that it is highly unlikely that current equity security holders will receive any distribution under any reorganization or liquidation of our assets.

    On May 16, 2000, we signed a letter of intent with Time Warner Telecom, Inc., for the sale of substantially all of our assets for $450 million in cash. On June 12, 2000, we announced that the letter of intent with Time Warner Telecom, Inc., for the sale of substantially all of our assets would not be proceeding.

    On June 13, 2000, we opened the bidding procedures, with the approval of the Bankruptcy Court in an auction format for substantially all of our assets. After an extension of the original bid and auction dates, qualified buyers were required to submit their bids on or prior to August 11, 2000. The bids are currently being evaluated. An auction will occur on August 22, 2000, and if such auction results in a bid or series of bids for the assets of GST satisfactory to the Company and its creditors, then we anticipate a Bankruptcy Court hearing on August 25, 2000 to result in an order confirming a sale, with such sale expected to close prior to the end of the year. If such a sale is consummated, it is highly unlikely that our current equity security holders would receive any distribution upon our subsequent liquidation and the interest of both secured creditors and unsecured creditors may be substantially impaired. If a sale of all or a portion of the

Company's assets is not completed, we will either reorganize our remaining operations or liquidate the unsold assets.

2. BASIS OF PRESENTATION

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or for subsequent periods. These financial statements should be read in conjunction with GST USA's audited consolidated financial statements for the fiscal year ended December 31, 1999, as included in GST USA's annual report on Form 10-K.

3. LIABILITIES SUBJECT TO COMPROMISE

    As of June 30, 2000, liabilities subject to compromise consist of the following:

Trade payables	$44,219
Accrued liabilities	12,212
Current portion, long term debt	20,030
Current portion, capital lease obligations	5,994
Long term debt, less current portion	993,067
Capital lease obligations, less current portion	13,869
Payable to parent	356,050

Total	$1,445,441

4. REORGANIZATION EXPENSES

    For the three- and six-month periods ended June 30, 2000, reorganization expenses totaled $4,598, consisting of $2,564 for professional expenses and $2,034 for a retention bonus accrual. The retention bonus accrual is pursuant to a Bankruptcy Court-approved plan to retain our employees through the bankruptcy process.

5. BASIC AND DILUTED NET LOSS PER SHARE

    GST USA does not have any equity instruments that are considered common stock equivalents, and, as weighted average common shares total only 20 for both June 30, 2000, and December 31, 1999, all of which are owned by GST, income (loss) per share data is meaningless and is not presented in the accompanying condensed consolidated financial statements.

6. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended June 30,
	2000	1999
Supplemental disclosure of cash flow information:
Pre-petition cash paid for interest	$22,808	$24,079
Cash paid for income taxes	—	—
Supplemental schedule of non-cash investing and financing activities:
Disposition of subsidiary:
Assets	(4,182)	(1,373)
Liabilities	(266)	216
Amounts in accounts payable and accrued liabilities for the purchase of fixed assets at end of period	1,846	27,220
Assets acquired through capital leases	2,283	1,194
Long-term debt and capital leases reclassified to "Liabilities subject to compromise"	1,032,960	—

7. ACCRUED SEVERANCE

    In the fourth quarter of 1998, GST USA accrued $1,113 in severance-related costs. The following table details activity related to the severance accrual.

Accrual at December 31, 1998	$1,113
Payments	(737)
Adjustments	(61)

Accrual at June 30, 2000	$315

8. CAPITALIZATION OF INTEREST

    GST USA capitalized interest of $2,739 and $8,488 as a part of property and equipment for the three-and six-month periods ended June 30, 2000, respectively, compared to $8,728 and $16,371 for the three-and six-month periods ended June 30, 1999, respectively.

9. DEBT SERVICE REQUIREMENTS

    At May 16, 2000, GST USA had $1,032,960 of indebtedness outstanding. As a result of filing for protection under bankruptcy law, GST USA is not permitted to make any payments of the debt service requirements. All of these obligations are subject to discharge in bankruptcy upon the completion of all proceedings.

10. IMPAIRMENT OF ASSETS

    The bidding and auction processes described in Note 1 could ultimately result in the sale of substantially all of the Company's assets. Although the Company and its creditors are not required to accept any offer, it is possible that the Company's creditors would accept an offer or offers to purchase substantially all of the Company's assets for less than the current book value of those assets. Such a transaction could result in an impairment of assets. Until the auction has been completed, the Company cannot predict the values of the final bid(s) or whether those bids will be acceptable to the creditors. The Company has determined that pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," no impairment of assets existed as of June 30, 2000.

11. ADOPTION OF NEW ACCOUNTING STANDARD

    In June 1999, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 43 ("FIN 43"), "Real Estate Sales, an interpretation of FASB Statement No. 66." The interpretation is effective for sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Under this interpretation, conduit is considered integral equipment and dark fiber will likely be considered integral equipment. Accordingly, title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. For contracts entered into after June 30, 1999, sales-type lease accounting will no longer be appropriate for conduit and dark fiber leases and, therefore, these transactions will be accounted for as operating leases unless title transfers to the lessee.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report contains "forward-looking statements" within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements included in this Quarterly Report, other than statements of historical facts, are forward-looking statements, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding GST USA, Inc.'s ("GST USA" or the "Company") strategy, future operations, financial position, projected costs, prospects, plans and objectives of management.

    Certain statements contained in this Quarterly Report, including without limitation, statements containing the words "will," "anticipate," "believe," "intend," "estimate," "expect," "project" and words of similar import, constitute forward-looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:

  •
  the uncertainty of our future as a result of filing for protection under bankruptcy law;

  •
  the significant amount of our indebtedness;

  •
  our limited operating history and expectation of operating losses;

  •
  the availability and terms of the significant additional capital required to fund our expansion;

  •
  the extensive competition we expect to face in each of our markets;

  •
  our dependence on sophisticated information and processing systems;

  •
  our ability to manage growth;

  •
  our ability to access markets and obtain any required governmental authorizations, franchises and permits, in a timely manner, at reasonable costs and on satisfactory terms and conditions;

  •
  technological change; and

  •
  changes in, or the failure to comply with, existing government regulations.

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

Overview

    We are a facilities-based integrated communications provider ("ICP"), offering a broad range of telecommunications products and services, primarily to business customers located in California and other western states. We own and operate a converged network capable of carrying both voice and data traffic—offering our customers an alternative to incumbent local exchange carriers. Our current products include data transport, high-speed Internet access, voice services (including a bundled offering of local and long distance services), and wholesale services, including dark fiber and conduit rights.

    As an ICP, we have one reportable operating segment. While our chief decision-maker monitors the revenue streams of various services, operations are managed and financial performance is evaluated based upon the delivery of multiple services over a common network and facilities. The various revenue streams generate many shared expenses. As a result, we believe that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary. For that reason, we do not currently make such allocations internally. Furthermore, substantially all of our revenue is attributable to customers in the United States and all significant operating assets are located within the United States.

    The chief decision-maker does, however, monitor revenue streams consolidated at a more detailed level than those depicted in our historical general purpose financial statements. The following table presents revenues by service type (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999
Local service	$20,986	$15,951	$41,190	$34,941
Long distance services	13,257	18,317	27,445	35,991
Data services	7,615	5,077	14,304	9,408
Internet services	1,384	2,530	2,623	5,044
Long-haul services	9,608	8,712	21,333	12,943
Product	—	1,157	205	2,232
Other	386	627	795	1,618
Construction and facility sales	3,586	34,518	12,598	45,287

Total revenues	$56,822	$86,889	$120,493	$147,464

Recent Developments

    On May 13, 2000, GST USA completed the assumption of GST Equipment Funding, Inc.'s 13 1/4% Senior Secured Notes due 2007. This assumption was required by the indentures governing the 13 1/4 notes.

    On May 17, 2000, we filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code in the District of Delaware. We are currently operating as debtors-in-possession under the supervision of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 cases have been consolidated for the purpose of joint administration under Case No. 00-1982 (GMS).

    On May 17, 2000, we also commenced ancillary proceedings under the Companies' Creditors Arrangement Act in Canada in the Ontario Superior Court of Justice.

    Under the proceedings, substantially all liabilities, litigation and claims pending against the Debtors in existence at the filing date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Bankruptcy Court.

    On May 11, 2000, we obtained a commitment letter from Heller Financial, Inc. ("Heller") which will provide us, subject to satisfying certain conditions, debtor-in-possession financing for $50 million and the potential for up to an additional $75 million in cash. On May 26, 2000, the Bankruptcy court entered an order approving the initial $30 million of this financing. On July 26, 2000, the Bankruptcy Court entered an order providing a superpriority interest for Heller over the secured debt of existing bondholders, upon the consent of a majority of the secured bondholders, which will in turn permit Heller to provide approximately $40 million of the $50 million in financing mentioned above. Based upon current unencumbered assets, the additional $10 million is available without the consent of the bondholders. To date, we have not drawn on the Heller credit facility.

    Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general or the effect of the cases on our business, or on the interests of creditors and shareholders. Management believes that it is highly unlikely that current equity security holders will receive any distribution under any reorganization or liquidation of our assets.

    On May 16, 2000, we signed a letter of intent with Time Warner Telecom, Inc. for the sale of substantially all of our assets for $450 million in cash. On June 12, 2000, we announced that the letter of intent with Time Warner Telecom, Inc., for the sale of substantially all of our assets would not be proceeding.

    On June 13, 2000, we opened the bidding procedures, with the approval of the Bankruptcy Court in an auction format for substantially all of our assets. After an extension of the original bid and auction dates, qualified buyers were required to submit their bids no later than August 11, 2000. The bids are currently being evaluated. An auction will occur on August 22, 2000, and if such auction results in a bid or series of bids for the assets of GST satisfactory to the Company and its creditors, then we anticipate a Bankruptcy Court hearing on August 25, 2000 to result in an order confirming a sale, with such sale expected to close prior to the end of the year. If a sale of our assets is consummated, it is highly unlikely that our current equity security holders would receive any distribution upon our subsequent liquidation and the interest of both secured creditors and unsecured creditors may be substantially impaired. If a sale of all or a portion of the Company's assets is not completed, we will either reorganize our remaining operations or liquidate the unsold assets.

    The bidding and auction processes described above could ultimately result in the sale of substantially all of our assets. Although the Company and its creditors are not required to accept any offer, it is possible that the Company's creditors would accept an offer or offers to purchase substantially all of its assets for less than the current book value of those assets. Such a transaction could result in an impairment of assets. Until the auction has been completed, the Company cannot currently predict the values of the final bid(s) or if those bids will be acceptable to the creditors. The Company has determined that no impairment of assets existed as of June 30, 2000.

    On July 26, 2000, the Bankruptcy Court approved the modification of existing construction and capacity contracts between us and 360networks, Level (3) Communications ("Level(3)"), and Williams Communications ("Williams"). We agreed to assume certain of our contracts with the three companies within the meaning of the Bankruptcy Code and to make other commitments, in return for which 360networks, Level 3, and Williams agreed to various changes in their relationships with us. The commitments by 360networks, Level 3, and Williams are intended to accelerate the cash paid to us for our provision of conduits or fiber to the three companies and reduce the near-term cash paid by us for certain construction obligations, resulting in a net cash flow benefit of approximately $26 million in August and September, 2000. These modifications should enable us to self-finance our operations pending the outcome of the auction process.

Results of Operations

    Revenues.  Total revenue for the three- and six-month periods ended June 30, 2000, decreased $30.1 million, or 34.6%, and $27.0 million, or 18.3%, respectively, to $56.8 million from $86.9 million and $120.5 million from $147.5 million, respectively, for the three- and six-month periods ended June 30, 1999.

    Telecommunications and other services revenues for the three- and six-month periods ended June 30, 2000, increased $2.0 million, or 3.9%, and $7.8 million, or 7.8%, respectively, to $53.2 million from $51.2 million and $107.7 million from $99.9 million, respectively, for the three- and six-month periods ended June 30, 1999. The increase in telecommunications and other services revenues resulted from increased local, data and long-haul services. We bundle these products to provide better access and services to our customers. Reciprocal compensation, which we recognize based on interconnection agreements and other agreements with ILECs, totaled $4.7 million and $8.9 million for the three- and six-month periods ended June 30, 2000, compared to $1.5 million and $2.2 million, respectively, for the three- and six-month periods ended June 30, 1999.

    Construction, facility sales and other revenue for all periods presented is primarily derived from three contracts to sell or lease fiber and conduit systems throughout California and the Pacific Northwest. The bulk of the revenue for these contracts was recognized in 1999. As a result, construction, facility sales and other revenue for the three- and six-month periods ended June 30, 2000, decreased $30.9 million and $32.7 million, respectively, to $3.6 million from $34.5 million and $12.6 million from $45.3 million, respectively, for the three- and six-month periods ended June 30, 1999. Because fiber and conduit systems are a limited resource and because non-recurring transactions significantly impact construction, facility sales and other revenue, the Company anticipates that such revenue will continue to fluctuate in the future. In addition, the adoption of FIN 43 will impact the amounts of revenue related to lease transactions (see "Note 11 in Item 1").

    Product revenue for the three- and six-month periods ended June 30, 2000 decreased to $0 and $.2 million from $1.2 million and $2.2 million, respectively, in the three- and six-month periods ended June 30, 1999. The decrease in product revenue was due to the divestitures of Texas-based Action Telcom, Inc.'s ("Action Telcom") product sales division relating to long distance interconnection equipment, in October 1999, and Action Telcom's product sales division relating to Network Analysis Management Systems ("NAMS") in March 2000.

    Operating Expenses.  Total operating expenses for the three-month period ended June 30, 2000, decreased $12.9 million, or 12.4%, to $90.8 million from $103.7 million for the three-month period ended June 30, 1999. Total operating expenses for the six-month period ended June 30, 2000, increased $2.2 million, or 1.2%, to $193.2 million from $191.0 million for the six-month period ended June 30, 1999.

    Network expenses, which include direct local and long distance circuit costs, decreased $.6 million, or 1.8%, to $32.2 million, or 60.4%, of telecommunications services revenues for the three-month period ended June 30, 2000, compared to $32.8 million, or 64.0%, of telecommunications services revenues for the three-month period ended June 30, 1999. For the six-month period ended June 30, 2000, network expenses increased $2.0 million, or 3.1%, to $66.4 million, or 61.7% of telecommunications service revenues compared to $64.5 million, or 64.5%, of telecommunications service revenues for the same period of the previous year. The decrease in network expenses as a percentage of revenue resulted from an increase in revenues for traffic carried on our network as a percentage of total telecommunications services revenues.

    Facilities administration and maintenance expenses for the three- and six-month periods ended June 30, 2000, increased $2.2 million, or 51.3%, and $2.8 million, or 30.1%, respectively, to $6.5 million, or 12.1%, and $12.2 million, or 11.4%, respectively of telecommunications services revenues compared to $4.3 million, or 8.3%, and $9.4 million, or 9.4%, respectively, of telecommunications services revenues for the three- and six-month periods ended June 30, 1999.

    Cost of construction revenues for the three- and six-month periods ended June 30, 2000, was $2.4 million and $8.5 million, respectively, a decrease of $17.6 million and $17.4 million, respectively, over the three-and six-month periods ended June 30, 1999. The decrease corresponded to the decrease in construction, facility sales and other revenue. For the three- and six-month periods ended June 30, 2000, cost of construction revenues was 67.7% and 67.3% of construction revenues, compared to 58.0% and 57.1% for the three- and six-month periods ended June 30, 1999.

    Cost of product revenues for the three- and six-month periods ended June 30, 2000, was $2,000 and $.3 million, respectively, a decrease of $.7 million and $1.0 million, respectively, over the comparable periods in the previous year. The decrease in cost of product revenues relates to the divestiture of the NAMS product division.

    Selling, general and administrative expenses for the three-month period ended June 30, 2000, decreased $3.2 million, or 10.9%, to $26.1 million from $29.4 million for the three-month period ended June 30, 1999. Selling, general and administrative expenses for the six-month period ended June 30, 2000, increased $4.0 million, or 7.0%, to $60.3 million from $56.3 million for the six-month period ended June 30, 1999. The increase is attributable to: (1) increased severance related to a reduction in force, and (2) increased bad debt expense related to reserves recorded for certain ICP, carrier and long distance customers. As a percentage of total revenue, selling, general and administrative expenses for the three- and six-month periods ended June 30, 2000, were 46.0% and 50.0%, respectively, compared to 33.8% and 38.2%, respectively, for the three- and six-month periods ended June 30, 1999.

    Depreciation and amortization for the three- and six-month periods ended June 30, 2000, increased $7.0 million, or 42.0%, and $11.9 million, or 35.3%, respectively, to $23.6 million from $16.6 million and $45.5 million from $33.6 million, respectively, for the three- and six-month periods ended June 30, 1999. The increase is attributable to newly-constructed networks and related equipment being placed into service and to the amortization of intangible assets related to our acquisitions. Depreciation and amortization expense was 41.6% and 37.7%, respectively, of total revenue for the three- and six-month periods ended June 30, 2000, compared to 19.1% and 22.8%, respectively, for the three- and six-month periods ended June 30, 1999.

    Other Expenses/Income.  For the three- and six-month periods ended June 30, 2000, we recorded net other expense of $11.2 million and $32.8 million, respectively, compared to net other expense of $19.9 million and $38.1 million, respectively, for the three- and six-month periods ended June 30, 1999.

    Reorganization Expenses.  For the three- and six-month periods ended June 30, 2000, we recorded reorganization expenses of $4.6 million compared to $0 in the same periods of the previous year. Reorganization expenses consist of $2.6 million for professional expenses and $2.0 million for a retention bonus accrual. The retention bonus accrual is pursuant to a Bankruptcy Court-approved plan to retain our employees through the bankruptcy process.

    Net Loss.  Net loss for the three- and six-month periods ended June 30, 2000, increased $13.1 million, or 35.7%, and $28.4 million, or 34.8%, respectively, to $49.8 million from $36.7 million and $110.1 million from $81.6 million, respectively, for the three- and six-month periods ended June 30, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    INTEREST RATE MARKET RISK—GST USA has fixed income investments consisting of cash equivalents, short-term investments in U.S. government debt instruments, certificates of deposit and commercial paper.

    Interest income earned on GST USA's investment portfolio is affected by changes in the general level of U.S. interest rates. GST USA believes that it is not exposed to significant changes in fair value because such investments are classified as available-for-sale and held-to-maturity and are recorded at amortized cost. The fair value of each investment approximates its amortized cost.

    The following table provides information about GST USA's risk exposure associated with changing interest rates. Currently, GST USA does not use derivative financial instruments to manage its interest rate risk.

	EXPECTED MATURITY (In thousands of dollars)
	2000	2001	2002	2003	2004	Thereafter	Total		Market Value at June 30, 2000
Long-term Debt:
Fixed rate						$1,077,448 (1)	$1,077,448	(1)	$597,421	(2)
Average interest rate						12.275%
Variable rate	$9,829	$20,021	$20,834	$21,740	$11,951	$5,172	$89,547
Average interest rate (LIBOR plus)	3.25%	3.28%	3.34%	3.35%	3.22%	3.17%
Capital Leases:
Fixed rate	$3,794	$3,206	$1,847	$1,840	$1,974	$7,202	$19,863
Average interest rate	11.89%	11.89%	11.89%	11.89%	11.89%	11.89%

(1)
Includes $153,899 of unaccreted discount

(2)
Based on quoted market prices at June 30, 2000

    MARKET PRICE RISK—GST USA's risk exposure associated with market price is limited to its long-term debt that is publicly traded. These bonds are recorded at book value, which could vary from current market prices.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Pursuant to Section 362 of the U.S. Bankruptcy Code, all pending litigation against us will be subject to an automatic stay.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits

      Exhibit 27  Financial Data Schedule

  (b)
  Reports on Form 8-K

    Reference is made to the report on Form 8-K filed on May 24, 2000, on which we reported the following:

    On May 17, 2000, we filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the District of Delaware. Pursuant to the bankruptcy filing, we have remained in possession of our assets and properties, and our business and affairs will continue to be managed by our directors and officers, subject in each case to the supervision of the Bankruptcy Court.

    On May 17, 2000, we issued a press release, addressing our voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, our letter of intent with Time Warner Telecom, Inc. for the sale of substantially all of our assets, and our receipt of a commitment for debtor-in-possession financing for up to $50 million in cash and potential for up to an additional $75 million in cash (subject to certain restrictions and court approval) to continue day-to-day operations.

    We postponed our annual shareholders' meeting that had been scheduled for June 8, 2000. Our plan is to hold an annual shareholders' meeting in the course of our restructuring. On May 24, 2000, we issued a press release regarding this matter.

    Reference is made to the report on Form 8-K filed on June 23, 2000, on which we reported the following:

    On June 12, 2000, we issued a press release, stating that we will not be proceeding pursuant to the letter of intent with Time Warner Telecom, Inc., for the sale of substantially all of our assets. Also, the press release stated that we would seek approval of an open bidding process from the Bankruptcy Court with jurisdiction over our bankruptcy proceedings.

    On June 13, 2000, we announced that approval from the Bankruptcy Court was received to start an open bidding process for the sale of substantially all of our assets. The bidding procedures stipulate that qualified buyers were required to submit their bids no later than July 31, 2000, and that an auction would be conducted on August 4, 2000. (These dates were later extended to August 11, 2000, and August 22, 2000, respectively.)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Date: August 14, 2000	GST USA, INC. (REGISTRANT)
/s/ DONALD A. BLOODWORTH Donald A. Bloodworth, (Senior Vice President and Chief Financial Officer)

QuickLinks

GST USA, INC. INDEX
GST USA, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)
GST USA, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS) (UNAUDITED)
GST USA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
PART II—OTHER INFORMATION
SIGNATURES